Form 10KSB
period 2006-12-31
BioSolar Inc
filed 2007-03-19
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number: 333-138910

BIOSOLAR, INC.

(Exact name of small business issuer as specified
in its charter)

Nevada	20-4754291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27936 Lost Canyon Road, Suite 202
Santa Clarita, California	91387

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (661) 251-0001

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $0.

The aggregate market value of the Common Stock held by non-affiliates of the issuer as of March 14, 2007 was $16,182,133.17.

The number of shares outstanding of the issuer’s Common Stock as of March 14, 2007 was 128,557,777 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BIOSOLAR, INC.

2006 FORM 10-KSB ANNUAL REPORT

PART I

Item 1. Description of Business

Overview

We are developing new and innovative thin film solar cells produced on bio-based plastic substrates with the intent to provide commercially viable solar cell designs that convert sun light into electrical energy. The process for producing electricity from sunlight is known as Photovoltaics. Photovoltaic ("PV") is the science of capturing and converting sun light into electricity.

We are focusing our research and product development efforts on thin film PV devices in an effort to capitalize on what we perceive as cost and application diversity advantages to current rigid multi-crystalline silicon wafer technologies. Our thin film cell design employs less than 1.5 microns of material thickness as opposed to an approximate 400 microns of material thickness for multi-crystalline cell designs. This significant reduction in cell thickness and flexibility of the completed cell structure leads to the use of "thin film" terminology in describing the solar cell design.

Thin film PV technology has a further advantage over rigid multi-crystalline silicon wafer technologies in that thin film PV devices can be manufactured using high speed, reel-to-reel processing methods on flexible rolled substrates within vacuum deposition systems. These production methods result in lower manufacturing costs.

We believe that due to both cost and environmental concerns, high volume manufacturing of thin film PV devices should be produced on bio-based plastic substrates rather than petroleum-based plastic substrates. Petroleum, the principle component of conventional plastics, is a depleting resource and its supply is highly dependent on a number of geo-political factors, resulting in uncertain costs. For a number of years, the cost of petroleum has been steadily increasing. Bio-based plastics are currently made by a number of manufacturers from renewable resources such as corn and potato starch. The supply and costs of these renewable resources is likely to be far more stable in the future than the supply and costs of petroleum. A further problem with the continued use of petroleum is the damaging effects that production, distribution, and use have on the environment.

We are focusing our research and product development efforts on thin film PV devices produced on bio-based plastic substrates and the eventual marketing of such products to the building materials, outdoor power, emergency power, mobile computer and communications sectors.

Corporate Information and History

We were incorporated in the State of Nevada on April 24, 2006, as BioSolar Labs, Inc. Our name was changed to BioSolar, Inc. on June 8, 2006. Our principal executive offices are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387, and our telephone number is (661) 251-0001. Our fiscal year end is December 31.

Industry Overview

The solar industry relies on two distinctly different solar energy technologies. Solar energy can be converted directly into electricity using photovoltaic devices or into heat by solar thermal devices. Photovoltaic devices convert sunlight directly into electricity through a photovoltaic (PV) cell, commonly called a solar cell, a non-mechanical device usually made from silicon alloys. Solar thermal devices, on the other hand, are typically used for directly heating swimming pools, heating water for domestic use, and space heating of buildings.

Our product development focus is based on photovoltaic technology, thus we are currently a part of the photovoltaic segment of the industry. "Photovoltaics" is derived from the words photo, meaning light, and voltaic, meaning voltage producing. Sunlight, not heat, fuels photovoltaic cells. The cells, made mostly of the semiconductor silicon, convert sunlight directly into electricity.

There remains a variety of techniques for manufacturing the coatings needed to create solar cells. Emerging thin film cell manufacturing holds much promise because the coatings use less silicon than traditional films and can be manufactured at low cost and in large volume.

The simplest cells power watches and calculators; more complex systems provide power to the electric grid, and provide electricity to pump water, power communications equipment, light homes and run appliances.

In photovoltaics, light particles called photons penetrate the cell and knock electrons free from the silicon atoms, creating an electric current. As long as light flows into the cell, electrons flow out of the cell. The cell does not use up its electons and lose power, similar to a battery, as it is a converter that turns one kind of energy (sun light) into another (flowing electrons).

Photovoltaic cells are typically combined into modules that hold about 40 cells. Ten such modules are mounted in photovoltaic arrays. Such arrays can be used to generate electricity for a single building or, in large numbers, for a power plant.

Stand-along photovoltaic systems produce power independently of the utility grid. In some off-the-grid locations, even one half kilometer from power lines, stand-alone photovoltaic systems can be more cost effective than extending power lines. They are especially appropriate for remote, environmentally sensitive areas, such as national parks, cabins, and remote homes.

In rural areas, small stand-alone solar arrays often power farm lighting, fence chargers for electric fences, and solar water pumps, which provide water for livestock. Some hybrid systems combine solar power with other power sources such as wind or diesel. Photovoltaic technology can be combined with construction materials and be built into a building rather than added on top of a building. In such building-integrated photovoltaics, photovoltaic systems are incorporated into or become elements of a building's structure.

Companies are manufacturing solar panels that look like construction materials, such as roof shingles. It is also possible to produce windows that have solar cells integrally constructed as part of the window surface or by placing thin films on the window.

Research and Development

We plan to develop our new and innovative thin film solar cells produced on bio-based plastic substrates that convert sun light into electrical energy. To achieve this goal, we plan to further develop our bio-based substrate, commence a test program to determine the physical properties and characteristics that will be most suitable for the further development of specific thin film solar cell devices, and build prototype thin film solar cells.

We are currently developing our bio-based substrate. We believe that one problem with the use of bio-based plastic substrates to build thin film solar cells is that these bio-based materials have much lower melting and degassing temperature points than those of conventional petroleum based plastic substrates. Most existing chemical vapor deposition chambers used to build thin film solar cells on conventional petroleum-based substrates require processing temperatures in excess of 120 degrees Celsius. Therefore, we believe that existing bio-based plastics are not suitable for the manufacture of thin film solar cells.

Our primary bio-based substrate development effort is to overcome the processing temperature problem of degassing and deformation of the bio-based substrate material during the thin film solar cell manufacturing. We believe that lowering the processing temperature alone will not result in solar cells with desirable characteristics. Therefore, we are developing various ways to correct or overcome certain undesirable material properties at this lower temperature.

Our secondary bio-based substrate development effort is to satisfy the durability and environmental requirements established by conventional petroleum-based plastic substrates. This includes certain electromagnetic properties, mechanical strength, and absence of pin holes, good dimensional stability, high opacity and reflectivity, good moisture protection, weatherability, adhesion, flame resistance, as well as the ability to withstand chemical vapor deposition chamber processing temperatures.

Additional bio-based substrate development efforts will address the special handling or pre-processing requirements to deal with hydroscopic properties, removal of cleaning or manufacturing agents, surface suitability to the application of reflective coatings or its present properties for delivering additional light bouncing features, temperature sensitivity and uniformity once heated to maintain processing parameters, and reaction to the sun's spectrum and the ability to resist break down over time.

Marketing Strategy

We are developing thin film solar cells produced on bio-based plastic substrates. This technology is in the research and development stage.

Once we complete our product development, we intend to market our thin film solar cells produced on bio-based plastic substrates. In order to create a favorable environment for sales, we plan to undertake advertising and promotion efforts. These efforts will be outsourced and will require the services of advertising and public relations firms. We plan to interview various firms and select those most capable of assisting us with comprehensive advertising and promotion plans. We have not yet finalized the potential costs of our marketing strategy.

Our initial marketing strategy we will be to market to potential manufacturing partners in our target markets representing solar device manufactures, glass, and building materials manufacturers.

Backlog of Orders

There are currently no orders for sales at this time.

Government Contracts

There are no government contracts at this time.

Compliance with Environmental Laws and Regulations

Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, our compliance with these regulations by has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

Manufacturing and Distribution

We currently do not have any mechanism for the manufacture and distribution of its thin film solar cells produced on bio-based plastic substrates, nor do we have adequate financing to undertake these efforts on our own. We intend to outsource manufacturing and distribution efforts to existing manufacturing and distributions firms.

Intellectual Property

On June 27, 2006, we filed a patent to protect the intellectual property rights for “A Method for Building Thin Film Flexible Solar Cells on Bio-Based Plastic Substrates”, application number 11/476,518. The inventor listed on the patent application is David Lee, our Chief Executive Officer. We are listed as the assignee. As of the date of this prospectus, we are awaiting the US Patent and Trademark Office to complete their review of our application.

We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property.

Competition

While there are a number of companies manufacturing thin film PV devices, such as Iowa Thin Film Technologies, Inc, United Solar Ovonic and Mitsubishi Heavy Industries. We do not know of any employing the use of bio-based plastic substrates.

Technology Development Partners

To assist us in the development of our technology, we intend to seek out and enter into technology development agreements with other entities with thin film PV and bio-based plastics expertise.

Employees

As of March 14, 2007 we had one (1) employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

Item 2.  Description of Property

Our headquarters are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387. We lease our facility under a lease that expires on May 14, 2007. The size of our office is 144 square feet. Rent expense, net of sublease income, amounted to $3,960 and from inception (April 24, 2006) through December 31, 2006.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings. There has been no bankruptcy, receivership or similar proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On February 22, 2007, our common stock became eligible for quotation on the NASD's OTC Bulletin Board under the symbol "BSRC."

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These high and low bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year Ending December 31, 2007*:	High	Low
First Quarter**	$.22	$.10

*Our common stock became eligible for quotation on the NASD's OTC Bulletin Board on February 22, 2007.

**From February 22, 2007 through March 14, 2007.

Common Stock

Our Amended Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock, $.0001 par value per share. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefor. In the event of a liquidation, dissolution, or winding up of our company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

As of March 14, 2007, our common stock was held by 135 stockholders of record and we had 128,557,777 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, CA 91204.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrans and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

Unregistered Sales of Equity Securities

Following is a summary of unregistered securities issued from inception (April 24, 2006) through December 31, 2006.

On May 19, 2006, we issued an aggregate of 93,000,000 shares of our common stock, par value $.0001 per share, to the founders of our company, including our Chief Executive Officer, for an aggregate purchase price of $23,250.

In May 2006, we entered into Subscription Agreements with several accredited investors pursuant to which the investors subscribed to purchase an aggregate amount of up to $375,000 in shares of our common stock, or a total of 25,000,000 shares.

In July 2006, we entered into Subscription Agreements with several accredited investors pursuant to which the investors subscribed to purchase an aggregate amount of up to $150,000 in shares of our common stock, or a total of 1,500,000 shares.

In October 2006, we entered into Subscription Agreements with several accredited investors pursuant to which the investors subscribed to purchase an aggregate amount of up to approximately $905,777 in shares of our common stock, or a total of 9,057,777 shares.

* All of the above offerings and sales were deemed or determined by Biosolar, Inc. to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Biosolar, Inc. or executive officers of Biosolar, Inc., and transfer was restricted by Biosolar, Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Special Note on Forward-Looking Statements. Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report beginning on page F-1.

Overview

We are developing new and innovative thin film solar cells produced on bio-based plastic substrates with the intent to provide commercially viable solar cell designs that convert sun light into electrical energy. The process for producing electricity from sunlight is known as Photovoltaics. Photovoltaic ("PV") is the science of capturing and converting sun light into electricity.

We are focusing our research and product development efforts on thin film PV devices in an effort to capitalize on what we perceive as cost and application diversity advantages to current rigid multi-crystalline silicon wafer technologies. Our thin film cell design employs less than 1.5 microns of material thickness as opposed to an approximate 400 microns of material thickness for multi-crystalline cell designs. This significant reduction in cell thickness and flexibility of the completed cell structure leads to the use of "thin film" terminology in describing the solar cell design.

We are focusing our research and product development efforts on thin film PV devices produced on bio-based plastic substrates and the eventual marketing of such products to the building materials, outdoor power, emergency power, mobile computer and communications sectors.

We were incorporated in the State of Nevada on April 24, 2006, as BioSolar Labs, Inc. Our name was changed to BioSolar, Inc. on June 8, 2006. Our principal executive offices are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387, and our telephone number is (661) 251-0001. Our fiscal year end is December 31.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

Our cash, cash equivalents, investments, accounts receivable and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-based Payment. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R will be effective for the year ending December 31, 2006, and applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of SFAS 123R will not have a material impact on our results of operations.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected us as it does not participate in the related activities.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We have evaluated the impact of the adoption of Statement 154 and do not believe the impact will be significant to our overall results of operations or financial position.

Liquidity and Capital Resources

As of December 31, 2006, we had $1,177,315 of working capital as compared to $320,225 from inception (April 24, 2006) through June 30, 2006. This increase of $857,090 was due primarily to private placements of shares of common stock pursuant to Subscription Agreements which we entered into with accredited and/or institutional buyers.

Cash flow used in operating activities was $235,407 for year ended December 31, 2006 as compared to cash used of $86,801 from inception (April 24, 2006) through June 30, 2006. This increase of $148,606 was primarily attributable to a increase in professional fees.

Cash used in investing activities was $1,017,882 for the year ended December 31, 2006 as compared to cash used of $0 from inception (April 24, 2006) through June 30, 2006. The increase of cash used in investing activities was primarily due to investments in certificates of deposits and purchase of office equipment.

Cash provided from financing activities during year ended December 31, 2006 was $1,454,028 as compared to $407,000 from inception (April 24, 2006) through June 30, 2006. We received $1,454,028 from the sale of shares of our common stock through private placements of shares of common stock pursuant to Subscription Agreements which we entered into with accredited and/or institutional buyers.

Our financial statements as of December 31, 2006 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through December 31, 2006. Our independent registered public accounting firm has issued their report dated March 1, 2007 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Financing

On May 19, 2006, we issued an aggregate of 93,000,000 shares of our common stock, par value $.0001 per share, to the founders of our company, including our Chief Executive Officer, for an aggregate purchase price of $23,250.

In May 2006, we entered into Subscription Agreements with several accredited investors pursuant to which the investors subscribed to purchase an aggregate amount of up to $375,000 in shares of our common stock, or a total of 25,000,000 shares.

In July 2006, we entered into Subscription Agreements with several accredited investors pursuant to which the investors subscribed to purchase an aggregate amount of up to $150,000 in shares of our common stock, or a total of 1,500,000 shares.

In October 2006, we entered into Subscription Agreements with several accredited investors pursuant to which the investors subscribed to purchase an aggregate amount of up to approximately $905,778 in shares of our common stock, or a total of 9,057,777 shares.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of new and innovative thin film solar cells produced on bio-based plastic substrates with the intent to provide commercially viable solar cell designs that convert sun light into electrical energy. We plan to develop our products and thereafter focus our efforts on establishing markets in the building materials, outdoor power, emergency power, mobile computer and communications sectors by 2010.

Our plan of operation within the next twelve months is to utilize our cash balances to develop our new and innovative thin film solar cells produced on bio-based plastic substrates that convert sun light into electrical energy. In addition, during the next twelve months we plan to further develop our bio-based substrate, intend to commence a test program to determine the physical properties and characteristics that will be most suitable for the further development of specific thin film solar cell devices, and build prototype thin film solar cells, as we attempt to validate the commercial viability of our product. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2008, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.

Operating Expenses

Operating expenses for the year ended December 31, 2006 were $295,765 and consisted primarily of $84,000 in salary expense, $143,349 for professional fees, and $15,843 for marketing expenses. The professional fees incurred during the year ended December 31, 2006 consisted primarily of fees paid for bookkeeping services and to our independent registered public accounting firm for audit-related fees and attorney fees. The marketing expense incurred during the year ended December 31, 2006 consisted primarily of fees paid to a marketing firm to investigate the potential market for our bio-based thin film substrate and solar cells produced on bio-based thin film substrates.

Net Loss

Our net loss for the year ended December 31, 2006 was $274,361.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

RISK FACTORS

In addition to other information contained in this Form 10-KSB, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE AN INVESTMENT DECISION.

Our company was formed on April 24, 2006 and therefore, we have a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

WE HAVE A LIMITED HISTORY OF LOSSES AND HAVE NEVER REALIZED REVENUES TO DATE. WE EXPECT TO CONTINUE TO INCUR LOSSES AND NO ASSURANCE CAN BE GIVEN THAT WE WILL REALIZE REVENUES.  ACCORDINGLY, WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred losses and have negative cash flows from operations and have never realized revenues. From inception through December 31, 2006, we incurred a net loss of $274,361. These factors, among others discussed in Note 1 to the financial statements, raise substantial doubt about the ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

WE ARE A DEVELOPMENT STAGE COMPANY AND MAY BE UNABLE TO MANAGE OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY IF WE ARE ABLE TO LAUNCH OUR PRODUCT AND SERVICE OFFERINGS.

We are a development stage company and may not be able to launch our product and service offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. If we are able to launch our product and service offerings, our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES AND OUR FINANCIAL CONDITION AND RESULTS OF OPERATION COULD BE MATERIALLY AND ADVERSELY AFFECTED.

While we have made progress in the development of our products, we have not generated any revenues and we are unable to project when we will achieve profitability, if at all. As is the case with any new technology, we are a development stage company and expect the development process to continue. We may not be able to create our product offering, develop a customer base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Growth beyond the product development stage will place a significant strain on our administrative, operational and financial resources. In addition, our operations will not be able to move out of the development stage without additional funding. If we are unable to successfully finance our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operation could be materially and adversely affected.

OUR REVENUES ARE DEPENDENT UPON ACCEPTANCE OF OUR PRODUCTS BY THE MARKET; THE FAILURE OF WHICH WOULD CAUSE TO CURTAIL OR CEASE OPERATIONS.

We believe that virtually all of our revenues will come from the sale or license of our products. As a result, we will continue to incur substantial operating losses until such time as we are able to generate revenues from the sale or license of our products. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for or license our products. In the event that we are not able to significantly increase the number of customers that purchase or license our products, or if we are unable to charge the necessary prices or license fees, our financial condition and results of operations will be materially and adversely affected.

WE DO NOT MAINTAIN THEFT OR CASUALTY INSURANCE, AND ONLY MAINTAIN MODEST LIABILITY AND PROPERTY INSURANCE COVERAGE AND THEREFORE WE COULD INCUR LOSSES AS A RESULT OF AN UNINSURED LOSS.

We do not maintain theft or casualty insurance and we have modest liability and property insurance coverage. We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured or insured loss or liability could have a material adverse affect on our results of operations.

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our management, including Mr. David Lee who has been critical to the development of our technologies and business. The loss of the services of Mr. Lee could have a material adverse effect on our operations. We do not have an employment agreement with Mr. Lee and do not maintain key man insurance with respect to Mr. Lee. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development state company to a company with commercialized products and services. If we were to lose Mr. Lee, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

THE LOSS OF STRATEGIC RELATIONSHIPS USED IN THE DEVELOPMENT OF OUR PRODUCTS AND TECHNOLOGY COULD IMPEDE OUR ABILITY TO COMPLETE OUR PRODUCT AND RESULT IN A MATERIAL ADVERSE EFFECT CAUSING THE BUSINESS TO SUFFER.

We may rely on strategic relationships with technology development partners to provide personnel, and expertise in the research and development of the technology and manufacturing process underlying our thin film PV product. A loss of these relationships for any reason could cause us to experience difficulties in completing the development of our product and implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

OUR PATENT APPLICATION FOR OUR TECHNOLOGY IS PENDING AND THERE IS NO ASSURANCE THAT THIS APPLICATION WILL BE GRANTED. FAILURE TO OBTAIN THE PATENT FOR OUR APPLICATION COULD PREVENT US FROM SECURING ROYALTY PAYMENTS IN THE FUTURE, IF APPROPRIATE.

We have filed a patent to protect the intellectual property rights for “A Method for Building Thin Film Flexible Solar Cells on Bio-Based Plastic Substrates”. To date our patent application has not been granted. We cannot be certain that this patent will be granted nor can we be certain that other companies have not filed for patent protection for this technology before us. Even if we are granted patent protection for our technology, there is no assurance that we will be in a position to enforce our patent rights. Failure to be granted patent protection for our technology could result in greater competition or in limited royalty payments. This could result in inadequate revenue and cause us to cease operations.

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES THAN WE DO, MAY DEVELOP PRODUCTS AND TECHNOLOGIES THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

While there are a number of companies manufacturing thin film PV devices, we do not know of any employing the use of bio-based plastic substrates. Competitors in the thin film PV devices market include Iowa Thin Film Technologies, Inc, United Solar Ovonic and Mitsubishi Heavy Industries. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their thin film PV devices products to address the needs of our prospective customers.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates will beneficially own approximately 86.6% of the outstanding shares of common stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of issues submitted to our stockholders.

RISKS RELATING TO OUR COMMON STOCK

THERE IS NO PUBLIC (TRADING) MARKET FOR OUR COMMON STOCK AND THERE IS NO ASSURANCE THAT THE COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE OR DEALER’S NETWORK; THEREFORE, YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

There is no established public trading market for our securities. Hence, there is no central place, such as a stock exchange or electronic trading system, to resell your common stock. If you want to resell your shares, you will have to locate a buyer and negotiate your own sale. It is our plan to utilize a market maker who will apply to have our common stock quoted on the Over-the-Counter Bulletin Board in the United States. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with the National Association of Securities Dealers, which operates the Over-the-Counter Bulletin Board, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor will be unable to liquidate his investment except by private sale.

SHOULD OUR STOCK BECOME LISTED ON THE OTC BULLETIN BOARD, IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the Over-The-Counter Bulletin Board, such as us we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

ONCE PUBLICLY TRADING, THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 7.  Financial Statements.

BIOSOLAR, INC.

(A Development Stage Company)

Financial Statements

December 31, 2006

CONTENTS
Page
Report of Independent Registered Public Accounting Firm	F-1

FINANCIAL STATEMENTS

Balance Sheet - From April 24, 2006 (Inception) through December 31, 2006	F-2

Statement of Operations - From April 24, 2006 (Inception) through December 31, 2006	F-3

Statement of Stockholders’ Equity - From April 24, 2006 (Inception) through December 31, 2006	F-4

Statement of Cash Flows - From April 24, 2006 (Inception) through December 31, 2006	F-5

NOTES TO FINANCIAL STATEMENTS	F-6-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
BioSolar, Inc.
(A Development Stage Company)
Santa Clarita, CA

We have audited the accompanying balance sheet of BioSolar, Inc. at December 31, 2006, and the related statement of operations, stockholders' equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSolar, Inc. (A Development Stage Company) at December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, and in conformity with United States generally accepted accounting principles.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 1, 2007

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2006

ASSETS

CURRENT ASSETS
Cash	$200,739
Certificates of Deposits	1,015,904
Prepaid Expenses	768

Total Current Assets	1,217,411

PROPERTY & EQUIPMENT
Computer	1,978
Less: Accumulated Depreciation	(396)

Net Property and Equipment	1,582

OTHER ASSETS
Deposit	770

TOTAL ASSETS	1,219,763

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	37,179
Credit Card Payable	2,917

TOTAL CURRENT LIABILITIES	40,096

SHAREHOLDERS' EQUITY EQUITY
Common Stock, $0.0001 par value;
500,000,000 authorized common shares
128,557,777 shares issued and outstanding	12,856
Additional Paid in Capital	1,441,172
Deficit Accumulated during the Development Stage	(274,361)

TOTAL SHAREHOLDERS' EQUITY	1,179,667

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	1,219,763

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
DECEMBER 31, 2006

From Inception
April 24, 2006
through
December 31, 2006

REVENUE	-

COST & ADMINISTRATIVE EXPENSES
Salaries	84,000
Professional fees	143,349
Research & Development	16,690
Depreciation	396
Rent	3,960
Payroll taxes	6,720
Office expense	1,834
Advertising	500
Automobile expense	473
Insurance	408
Marketing expenses	15,843
Meals & Entertainment	209
Printing & Production expense	2,628
Professional Development	1,640
Taxes & Licenses	14,704
Telephone expense	829
Travel expense	1,582

TOTAL OPERATING EXPENSES	295,765

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(295,765)

TOTAL OTHER INCOME
Interest income	21,404

NET LOSS	$(274,361)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	110,953,304

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY
DECEMBER 31, 2006

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development	Subscription
	Shares	Amount	Capital	Stage	Receivable	Total
Issuance of common stock in April 2006 for services
(1,000 common shares issued at $0.001 per share )	1,000	$1	$-	$-	$-	$1

Issuance of founders shares in May 2006 for cash
(29,999,000 common shares issued at $0.00025 per share )	29,999,000	2,999	4,500	-		7,499

Issuance of founders shares in May 2006 for cash
(20,000,000 common shares issued at $0.00025 per share )	20,000,000	2,000	3,000	-		5,000

Issuance of founders shares in May 2006 for cash
(9,000,000 common shares issued at $0.00025 per share )	9,000,000	900	1,350	-	(250)	2,000

Issuance of common stock in May 2006 for cash
(25,000,000 common shares issued at $0.015 per share )	25,000,000	2,500	372,500	-		375,000

Issuance of founders shares in June 2006 for cash
(34,000,000 common shares issued at $0.00025 per share )	34,000,000	3,400	5,100	-		8,500

Issuance of common shares in June 2006 for cash
(90,000 common shares issued at $0.10 per share )	90,000	9	8,991	-		9,000

Stocks subscribed	-	-	-	-	250	250

Issuance of common shares in July 2006 for cash
(5,760,000 common shares issued at $0.10 per share )	5,760,000	576	575,424	-	-	576,000

Issuance of common shares in August 2006 for cash
(2,807,777 common shares issued at $0.10 per share )	2,807,777	281	280,497	-	-	280,778

Issuance of common shares in September 2006 for cash
(1,450,000 common shares issued at $0.10 per share )	1,450,000	145	144,855	-	-	145,000

Issuance of common shares in October 2006 for cash
(450,000 common shares issued at $0.10 per share )	450,000	45	44,955	-	-	45,000

Net Loss from Inception through December 31, 2006	-	-		(274,361)		(274,361)

Balance at December 31, 2006	128,557,777	$12,856	$1,441,172	$(274,361)	$-	$1,179,667

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
DECEMBER 31, 2006

From Inception
April 24, 2006
through
December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(274,361)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	396
(Increase) Decrease in:
Prepaid expenses	(768)
Deposits	(770)
Increase (Decrease) in:
Accounts Payable	37,179
Credit Card Payable	2,917

NET CASH USED IN OPERATING ACTIVITIES	(235,407)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of Equipment	(1,978)
Investment in Certificate of Deposits	(1,015,904)

NET CASH USED BY INVESTING ACTIVITIES	(1,017,882)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,454,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,454,028

NET INCREASE IN CASH	200,739

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$200,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-
Taxes paid	$-

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

BioSolar, Inc. (the "Company") was incorporated in the state of Nevada on April 24, 2006. The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market a solar cell technology .

Line of Business

The Company is currently in the stage of developing a thin film/flexible photovoltaics, which are solar cells produced on bio-based plastic substrates. The photovoltaics can be marketed in sectors, such as building materials, outdoor power, emergency power, mobile computers and communications.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of BioSolar, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its’ inception through the period ended December 31, 2006. Management believes this funding will continue, and has also obtained funding from new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended December 31, 2006, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Revenue Recognition
The Company will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date, the Company has had no revenues and is in the development stage.

Cash and Cash Equivalent
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments
Certificate of Deposits with banking institutions are short-term investments with initial maturities of more than 90 days. The carrying amount of these investments is a reasonable estimate of fair value due to their short-term nature.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options. Actual results could differ from those estimates.

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the modified accelerated cost recovery system (macrs) method over 3-10 years.

Fair Value of Financial Instruments
SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2006, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”. SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended December 31, 2006 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-based Payment. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R will be effective for the period ending December 31, 2006, and applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of SFAS 123R is expected to have a material impact on our results of operations.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consdensed financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its financial statements, if any.

3.	CAPITAL STOCK

At June 30, 2006, the Company’s authorized stock consists of 500,000,000 shares of common stock, par value $0.0001 per share. During the three months ended June 30, 2006, the Company issued 93,000,000 founders shares of common stock for $23,250, of which 1,000,000 is a subscription receivable; 25,000,000 shares of common stock at a purchase price of $0.015 per share; 90,000 shares of common stock at a purchase price of $0.10 per share pursuant to a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended.

On or about July 21, 2006, the Company commenced a private placement of up to fifteen million (15,000,000) shares of its common stock (the “Shares”) at a price of ten cents ($0.10) per Share. The private placement, which was made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933.

During the period ended September 30, 2006, the Company’s issued 10,017,777 shares of common stock at a purchase price of $0.10 per share pursuant to a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended; the Company received the subscription receivable of $250.

During the month of October 2006, the Company issued 300,000 shares of common stock at a purchase price of $0.10 per share pursuant to a private placement.

During the period ended December 31, 2006, the Company issued 450,000 shares of common stock at a purchase price of $0.10 per share pursuant to a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended.

4.	RENTAL LEASE

The Company renewed its lease for a six month term expiring on May 14, 2007. The rent paid through December 31, 2006 was $3,960.

5.	DEFERRED TAX BENEFIT

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

5. DEFERRED TAX BENEFIT (Continued)

Net deferred tax liabilities consist of the following components as of December 31, 2006:

2006
Deferred tax assets:
NOL carryover	$106,500
R & D credit	500
Deferred tax liabilities:
Depreciation	-
Valuation allowance	(107,000)
Net deferred tax asset	$-

The income tax provision differs from the amount of income tax determined by applying the U.S federal income tax rate to pretax income from continuing operations for the years ended December 31, 2006 due to the following:

2006
Book income	$(107,000)
State taxes	300
R & D credit	200
Valuation allowance	106,500
$-

At December 31, 2006, the Company had net operating loss carryforwards of approximately $270,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The amount of deferred income tax expense (benefit) is impacted by the difference between the estimated Federal and State statutory income tax rates used to estimate deferred tax assets and liabilities and actual rates utilized when determining income taxes due or the application of net operating losses which are impacted by lower rates for taxable income less than $100,000 along with differences in state tax rates. In addition, other estimates utilized in determining deferred income tax expense (benefit) resulting from the anticipated timing differences may differ from amounts initially determined when the timing differences are realized.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the year ended December 31, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information about our executive officers, key employees and directors as of December 31, 2006.

Name	Age	Position
David Lee	47	Chief Executive Officer and Acting Chief Financial Officer
Steven C. Bartling	44	Director
Dennis LePon	58	Director

Directors serve until the next annual meeting and until their successors are elected and qualified. The Directors of our company are elected by the vote of a majority in interest of the holders of the voting stock of our company and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Our directors currently do not receive monetary compensation for their service on the Board of Directors.

Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

David Lee - Chief Executive Officer and Acting Chief Financial Officer: David D. Lee has over 20 years of engineering, marketing, sales, and corporate management experience in the areas of military and consumer communication systems, automotive electronics, software development and consulting.  From 2004 to 2006, Mr. Lee was with Ramsey-Shilling Co. in the business of Commercial Real Estate Investment and Brokerage.  From 2000 to 2004, he served as Chief Operating Officer for Applied Reasoning, Inc., a Delaware company engaged in the business of Internet Software Development. From 1994 to 2000, he served as Vice Present and General Manager for RF-Link Technology, Inc., a California company engaged in the business of Wireless Technology Development and Manufacturing. Mr. Lee received a Ph.D. in Electrical Engineering from Purdue University in 1989, a Master of Science in Electrical Engineering from University of Michigan in 1986 and a Bachelor of Science in Electrical Engineering from the University of Texas at Austin in 1984.

Steven C. Bartling - Director: Steven C. Bartling has over 20 years of engineering and corporate management experience in the areas of ultra high performance digital CMOS (Complementary Metal Oxide Semiconductor) circuit design, high performance microprocessor architecture/design, systems on a chip, packaging, and testing. From 2002 to the present, Mr. Bartling has been employed in ASIC (Application Specific Integrated Circuit) research and development for Texas Instruments, Inc. From 2001 to 2002, he served as Director of Custom Design for Celerence, an Oragon company engaged in the business of Optical Communication Networking. Mr. Bartling received a Master of Science in Electrical Engineering from Georgia Institute of Technology in 1987 and a Bachelor of Science in Electrical Engineering from the University of Texas at Austin in 1985.

Dennis LePon - Director: Dennis LePon has over 35 years of financial, managerial, and business experience working for a bank, real estate finance companies, as well as a start up high tech company. From 1992 to the present, Mr. LePon has served as Chief Financial officer of Catalyst Resource Group, Inc., a real estate finance and consulting firm offering specialized financing for healthcare, C-Store, gasoline station and other varied commercial properties nationwide.  From 2002 to 2004, he served as Chief Financial Officer for FoodMarket Place.com, a California company engaged in the business of Web Based marketing for food and restaurant industry partnered with Hewlett Packard. Mr. LePon received a Bachelor of Arts from California State University at Northridge in 1969 and a Master of Business Administration from the University of Southern California in 1977.

COMMITTEES OF THE BOARD

We currently have no audit committee, compensation committee, nominations and governance committee of our board of directors.

INDEBTEDNESS OF EXECUTIVE OFFICERS AND DIRECTORS

No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

FAMILY RELATIONSHIPS

There are no family relationships among our executive officers and directors.

LEGAL PROCEEDINGS

As of the date of this prospectus, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

CODE OF ETHICS

We have not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2006, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2006, we believe that during the year ended December 31, 2006, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us to our Chief Executive Officer and our four most highly compensated officers other than the Chief Executive Officer from inception (April 24, 2006) to December 31, 2006.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Lee CEO and Acting CFO	2006	84,000	-	-	-	-	-	-	84,000

 Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers from inception (April 24, 2006) to December 31, 2006.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
-	-	-	-	-	-	-	-	-	-

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made from inception (April 24, 2006) to December 31, 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
-	-	-	-	-	-	-	-

EMPLOYMENT AGREEMENTS

We currently have no employment agreements with our executive officers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 14, 2007, the number of and percent of our common stock beneficially owned by:

•	all directors and nominees, naming them,

•	our executive officers,

•	our directors and executive officers as a group, without naming them, and

•	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 14, 2007 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 14, 2007 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Prior to Offering as a Percent of Total	Post-Offering as a Percent of Total
Common Stock	David Lee	49,500,000	38.5%	38.5%
Common Stock	Steven C. Bartling	1,000,000	0.78%	0.78%
Common Stock	Dennis LePon	1,000,000	0.78%	0.78%
Common Stock	All Executive Officers and Directors as a Group (3 persons)	51,500,000	40.1%	40.1%

*Less than one percent.

(1) In accordance with rule 13d-3 under the securities exchange act of 1934, Karen M. Graham may be deemed a control person of the shares owned by such entity, with final voting power and investment control over such shares.

Item 12. Certain Relationships and Related Transactions, and Director Independence

There were no material related party transactions which we entered into from inception (April 24, 2006) to December 31, 2006.

Item 13. Exhibits.

(a) Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of Biosolar Labs, Inc. filed with the Nevada Secretary of State on April 24, 2006. (1)

3.2	Articles of Amendment of Articles of Incorporation of Biosolar Labs, Inc. filed with the Nevada Secretary of State on May 25, 2006. (1)

3.3	Articles of Amendment of Articles of Incorporation of Biosolar Labs, Inc. filed with the Nevada Secretary of State on June 8, 2006. (1)

3.4	Bylaws of Biosolar, Inc. (1)

MATERIAL CONTRACTS

10.1	Form of Subscription Agreement dated as of May 26, 2006. (1)

10.2	Form of Subscription Agreement dated as of July 17, 2006. (1)

10.3	Form of Subscription Agreement dated as of October 11, 2006. (1)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

(1) Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2006 for the audits of our annual financial statements for the fiscal year totaled approximately $21,095.

Audit-Related Fees

We incurred assurance and audit-related fees during 2006 of $0 to HJ Associates & Consultants, LLP in connection with the audit of the financial statements of Biosolar, Inc. from April 24, 2006 (Inception) through December 31, 2006 and for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We incurred fees of $0 billed to us by HJ Associates & Consultants, LLP for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2006.

All Other Fees

There were no fees billed to us by HJ Associates & Consultants, LLP for services rendered to us during the last fiscal year, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

As of the date of this filing, our current policy is to not engage HJ Associates & Consultants, LLP to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage HJ Associates & Consultants, LLP to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSOLAR, INC.

By:	/s/ DAVID LEE
DAVID LEE
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Date: March 19, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ DAVID LEE	CHIEF EXECUTIVE OFFICER	MARCH 19, 2007
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND
FINANCIAL OFFICER) AND
CHAIRMAN OF THE BOARD

DIRECTOR
STEVEN C. BARTLING

/S/ DENNIS LEPON	DIRECTOR	MARCH 19, 2007
DENNIS LEPON