Form 10QSB
period 2007-03-31
BioSolar Inc
filed 2007-05-15
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

 ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

 ☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER ________________________________

BIOSOLAR, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4754291 (IRS Employer Identification No.)

27936 Lost Canyon Road, Suite 202, Santa Clarita, CA 91387
(Address of principal executive offices)

(661) 251-0001
(Issuer’s telephone number)

WITH COPIES TO:

Gregory Sichenzia, Esq.
Marcelle S. Balcombe, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Flr.
New York, New York 10006
(212) 930-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2007, the issuer had 128,557,777 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

BIOSOLAR, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
MARCH 31, 2007

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEET
MARCH 31, 2007
(Unaudited)
 ASSETS

 CURRENT ASSETS

 Cash & Cash Equivalents
$
28,972

 Certificates of Deposits
1,028,116

 Prepaid Expenses
18,079

 Total Current Assets
1,075,167

 PROPERTY & EQUIPMENT

 Computer
1,978

 Less: Accumulated Depreciation
(1,029
)

 Net Property and Equipment
949

 OTHER ASSETS

 Deposit
770

 TOTAL ASSETS
$
1,076,886

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES

 Accrued Expenses
$
7,716

 Credit Card Payable
382

 TOTAL LIABILITIES
8,098

 SHAREHOLDERS' EQUITY EQUITY

 Common Stock, $0.0001 par value;

 500,000,000 authorized common shares

 128,557,777 shares issued and outstanding
12,856

 Additional Paid in Capital
1,441,172

 Deficit Accumulated during the Development Stage
(385,240
)

 TOTAL SHAREHOLDERS' EQUITY
1,068,788

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
$
1,076,886

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

		From Inception
	Three Months	April 24, 2006
	Ended	through
	March 31, 2007	March 31, 2007

REVENUE	-	-

COST & ADMINISTRATIVE EXPENSES
Salaries	36,000	120,000
Professional fees	39,452	182,801
Research & Development	27,291	43,981
Depreciation	633	1,029
Rent	1,527	5,487
Payroll taxes	3,101	9,821
Office expense	840	2,674
Advertising	1,735	2,235
Automobile expense	321	794
Insurance	4,829	5,237
Marketing expenses	-	15,843
Meals & Entertainment	373	582
Printing & Production expense	51	2,679
Professional Development	3,585	5,225
Taxes & Licenses	225	14,929
Telephone expense	283	1,112
Travel expense	2,728	4,310

TOTAL OPERATING EXPENSES	122,974	418,739

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(122,974)	(418,739)

TOTAL OTHER INCOME
Interest income	12,895	34,299

LOSS BEFORE PROVISION FOR TAXES	(110,079)	(384,440)

Provision for income taxes	(800)	(800)

NET LOSS	$(110,879)	$(385,240)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	128,557,777

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development	Subscription
	Shares	Amount	Capital	Stage	Receivable	Total
Balance at December 31, 2006	128,557,777	$12,856	$1,441,172	$(274,361)	$-	$1,179,667

Net Loss for the three months ended March 31, 2007 (unaudited)	-	-	-	(110,879)	-	(110,879)

Balance at March 31, 2007 (unaudited)	128,557,777	$12,856	$1,441,172	$(385,240)	$-	$1,068,788

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		From Inception
		April 24, 2006
	Three Months Ended	through
	March 31, 2007	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,879)	$(385,240)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	633	1,029
(Increase) Decrease in:
Prepaid expenses	(17,311)	(18,079)
Deposits	-	(770)
Increase (Decrease) in:
Accounts Payable	(37,179)	-
Accrued Expenses	(7,716)	7,716
Credit Card Payable	(2,535)	382

NET CASH USED IN OPERATING ACTIVITIES	(159,555)	(394,962)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of Equipment	-	(1,978)
Investment in Certificate of Deposits	(12,212)	(1,028,116)

NET CASH USED BY INVESTING ACTIVITIES	(12,212)	(1,030,094)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	1,454,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,454,028

NET INCREASE (DECREASE) IN CASH	(171,767)	28,972

CASH, BEGINNING OF PERIOD	200,739	-

CASH, END OF PERIOD	28,972	28,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS UNAUDITED
MARCH 31, 2007

1.     ORGANIZATION AND LINE OF BUSINESS

Organization

BioSolar, Inc. (the "Company") was incorporated in the state of Nevada on April 24, 2006. The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market a solar cell technology .

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited financial statements for the period ended December 31, 2006 and the notes thereto included in the Company’s Report.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the three months ended March 31, 2007, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
NOTES TO FINANCIAL STATEMENTS UNAUDITED
MARCH 31, 2007

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments
Certificate of Deposits with banking institutions are short-term investments with initial maturities of more than 90 days. The carrying amount of these investments is a reasonable estimate of fair value due to their short-term nature.

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”. SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2007 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

3.	CAPITAL STOCK

During the three months ended March 31, 2007, the Company’s issued no shares of common stock .

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Certain statements contained herein constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors, including, but not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of our significant contracts, our inability to maintain working capital requirements to fund future operations, or our inability to attract and retain highly qualified management, technical and sales personnel.

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

Liquidity and Capital Resources

As of March 31, 2007, we had $1,067,069 of working capital as compared to $1,177,315 from inception (April 24, 2006) through December 31, 2006. This decrease of $110,246 was due primarily to use of funds for operating expenses.

Cash flow used in operating activities was $159,555 for the three months ended March 31, 2007 as compared to cash used of $235,407 from inception (April 24, 2006) through December 31, 2006. This decrease of $75,852 was primarily attributable to a decrease in professional fees.

Cash used in investing activities was $12,212 for the three months ended March 31, 2007 as compared to cash used of $1,017,882 from inception (April 24, 2006) through December 31, 2006. The decrease of cash used in investing activities was primarily due to a decrease in investing in certificates of deposits.

Cash provided from financing activities during the three months ended March 31, 2007 was $0 as compared to $1,454,028 from inception (April 24, 2006) through December 31, 2006. There was no equity financing this period.

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

Operating Expenses

Operating expenses for the three months ended March 31, 2007 were $122,974 and consisted primarily of $36,000 in salary expense, $39,452 for professional fees, and $27,291 for research and development expenses. The professional fees incurred during the three months ended March 31, 2007 consisted primarily of fees paid for bookkeeping services and to our independent registered public accounting firm for audit-related fees and attorney fees. The research and development expense incurred during the three months ended March 31, 2007 consisted primarily of fees paid to consultants.

Net Loss

Our net loss for the three months ended March 31, 2007 was $110,879.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During our last fiscal quarter there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances in the first quarter of 2007.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5.  Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1
Articles of Incorporation of Biosolar Labs, Inc. filed with the Nevada Secretary of State on April 24, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.2
Articles of Amendment of Articles of Incorporation of Biosolar Labs, Inc. filed with the Nevada Secretary of State on May 25, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.3
Articles of Amendment of Articles of Incorporation of Biosolar Labs, Inc. filed with the Nevada Secretary of State on June 8, 2006. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.4	Bylaws of Biosolar, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

MATERIAL CONTRACTS
10.1	Form of Subscription Agreement dated as of May 26, 2006. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.2	Form of Subscription Agreement dated as of July 17, 2006. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.3	Form of Subscription Agreement dated as of October 11, 2006. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSOLAR, INC.

Dated: May 15, 2007	By:	/s/ David Lee
DAVID LEE
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)