Form 10QSB
period 2007-06-30
BioSolar Inc
filed 2007-07-30
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER ________________

BIOSOLAR, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4754291 (IRS Employer Identification No.)

27936 Lost Canyon Road, Suite 202 , Santa Clarita, CA 91387
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 26, 2007, the issuer had 128,557,777 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BIOSOLAR, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS
Cash & Cash Equivalents	$74,809
Certificates of Deposits	837,745
Prepaid Expenses	14,045

Total Current Assets	926,599

PROPERTY & EQUIPMENT
Computer	1,978
Less: Accumulated Depreciation	(1,029)

Net Property and Equipment	949

OTHER ASSETS
Deposit	770

TOTAL ASSETS	$928,318

LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES
Accrued Expenses	$6,904

SHAREHOLDERS' EQUITY EQUITY
Common Stock, $0.0001 par value; 500,000,000 authorized common shares 128,557,777 shares issued and outstanding	12,856
Additional Paid in Capital	1,441,172
Deficit Accumulated during the Development Stage	(532,614)

TOTAL SHAREHOLDERS' EQUITY	921,414

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$928,318

The accompanying notes are an integral part of these financial statements

 BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2007	From Inception April 24, 2006 through June 30, 2006	Six Months Ended June 30, 2007	From Inception April 24, 2006 through June 30, 2007
REVENUE	-	-	-	-

COST & ADMINISTRATIVE EXPENSES
Salaries	36,000	12,000	72,000	156,000
Professional fees	24,973	60,100	64,425	207,774
Research & Development	72,713	-	100,004	116,694
Depreciation	-	-	633	1,029
Rent	1,527	990	3,054	7,014
Payroll taxes	2,761	1,212	5,862	12,582
Office expense	484	541	1,323	3,158
Advertising	1,160	500	2,895	3,395
Automobile expense	838	-	1,159	1,632
Insurance	4,849	-	9,678	10,086
Marketing expenses	-	-	-	15,843
Meals & Entertainment	462	-	835	1,044
Printing & Production expense	-	-	51	2,679
Professional Development	6,675	-	10,260	11,900
Taxes & Licenses	234	10,521	459	15,163
Telephone expense	557	411	840	1,669
Travel expense	4,203	-	6,932	8,513

TOTAL OPERATING EXPENSES	157,436	86,005	280,410	576,175

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(157,436)	(86,005)	(280,410)	(576,175)

TOTAL OTHER INCOME
Interest income	10,062	-	22,957	44,361

LOSS BEFORE PROVISION FOR TAXES	(147,374)	(86,005)	(257,453)	(531,814)

Provision for income taxes	-	-	(800)	(800)

NET LOSS	$(147,374)	(86,005)	$(258,253)	$(532,614)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	128,557,777	49,957,033	128,557,777

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common stock		Additional Paid-in	Deficit Accumulated during the Development	Subscription
	Shares	Amount	Capital	Stage	Receivable	Total
Inception April 24, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock in April 2006 for services (1,000 common shares issued at $0.001 per share )	1,000	1	-	-	-	1

Issuance of founders shares in May 2006 for cash (29,999,000 common shares issued at $0.00025 per share )	29,999,000	2,999	4,500	-	-	7,499

Issuance of founders shares in May 2006 for cash (20,000,000 common shares issued at $0.00025 per share )	20,000,000	2,000	3,000	-	-	5,000

Issuance of founders shares in May 2006 for cash (9,000,000 common shares issued at $0.00025 per share )	9,000,000	900	1,350	-	(250)	2,000

Issuance of common stock in May 2006 for cash (25,000,000 common shares issued at $0.015 per share )	25,000,000	2,500	372,500	-	-	375,000

Issuance of founders shares in June 2006 for cash (34,000,000 common shares issued at $0.00025 per share )	34,000,000	3,400	5,100	-	-	8,500

Issuance of common shares in June 2006 for cash (90,000 common shares issued at $0.10 per share )	90,000	9	8,991	-	-	9,000

Stocks subscribed	-	-	-	-	250	250

Issuance of common shares in July 2006 for cash (5,760,000 common shares issued at $0.10 per share )	5,760,000	576	575,424	-	-	576,000

Issuance of common shares in August 2006 for cash (2,807,777 common shares issued at $0.10 per share )	2,807,777	281	280,497	-	-	280,778

Issuance of common shares in September 2006 for cash (1,450,000 common shares issued at $0.10 per share )	1,450,000	145	144,855	-	-	145,000

Issuance of common shares in October 2006 for cash (450,000 common shares issued at $0.10 per share )	450,000	45	44,955	-	-	45,000

Net Loss from Inception through December 31, 2006	-	-	-	(274,361)	-	(274,361)
Balance at December 31, 2006	128,557,777	12,856	1,441,172	(274,361)	-	1,179,667

Net Loss for the six months ended June 30, 2007 (unaudited)	-	-	-	(258,253)	-	(258,253)

Balance at June 30, 2007 (unaudited)	128,557,777	$12,856	$1,441,172	$(532,614)	$-	$921,414

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30, 2007	From Inception April 24, 2006 through June 30, 2006	From Inception April 24, 2006 through June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(258,253)	$(86,005)	$(532,614)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation expense	633	-	1,029
(Increase) Decrease in:
Prepaid expenses	(13,277)	(1,176)	(14,045)
Deposits	-	(770)	(770)
Increase (Decrease) in:
Accounts Payable	(37,179)	-	-
Accrued Expenses	6,904	1,150	6,904
Credit Card Payable	(2,917)	-	-

NET CASH USED IN OPERATING ACTIVITIES	(304,089)	(86,801)	(539,496)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of Equipment	-	-	(1,978)
Investment in Certificate of Deposits	178,159	-	(837,745)

NET CASH USED BY INVESTING ACTIVITIES	178,159	-	(839,723)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	407,000	1,454,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	407,000	1,454,028

NET INCREASE (DECREASE) IN CASH	(125,930)	320,199	74,809

CASH, BEGINNING OF PERIOD	200,739	-	-

CASH, END OF PERIOD	74,809	320,199	74,809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	-	$-
Taxes paid	$800	-	$800

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

BioSolar, Inc. (the "Company") was incorporated in the state of Nevada on April 24, 2006. The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market a solar cell technology .

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited financial statements for the period ended December 31, 2006 and the notes thereto included in the Company’s Report.

Line of Business

The Company is currently in the stage of developing bioplastic components made from renewable plant sources for photovoltaic solar cells. The products can be marketed in sectors such as photovoltaic solar cell manufacturing and building materials.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the six months ended June 30, 2007, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments

Certificate of Deposits with banking institutions are short-term investments with initial maturities of more than 90 days. The carrying amount of these investments is a reasonable estimate of fair value due to their short-term nature.

Loss per Share Calculations

The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”. SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2007 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

3.	CAPITAL STOCK

During the six months ended June 30, 2007, the Company’s issued no shares of common stock .

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

Overview

We are developing an innovative technology to produce bioplastic materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells. Most of the solar industry is focused on photovoltaic efficiency to reduce cost, but we are introducing a new dimension of cost reduction by replacing petroleum-based plastic solar cell components with durable bio-based plastics. The process for producing electricity from sunlight is known as Photovoltaics. Photovoltaic ("PV") is the science of capturing and converting sun light into electricity.

We are focusing our research and product development efforts on producing bio-based plastics components that meet the thermal and durability requirements of current solar cell manufacturing processes for conventional crystalline cell designs as well as thin film PV devices in an effort to capitalize on what we perceive as cost advantages to current petroleum based solar cell components.

We are focusing our research and product development efforts on bio-based plastic backsheets, substrates, superstrates, module, panel components, and the eventual expansion of such products to the building materials.

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

Results of Operations for the Three and Six Months Ended June 30, 2007

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three and six months ended June 30, 2007 were $84,723 and $180,406 respectively. This increase in G&A expenses was the result of an increase in salaries and professional fees.

Research and Development

Research and Development (“R&D”) expenses for the three and six months ended June 30, 2007 were $72,713 and $100,004 respectively. This increase in R&D expenses was the result of fees paid to consultants and testing of product.

Net Loss

Our net loss for the three and six months ended June 30 , 2007 was $147,374 and $258,253 respectively. Currently the Company is in its development stage and had insignificant revenues.

Liquidity and Capital Resources

As of June 30, 2007, we had $919,695 of working capital as compared to $1,177,314 from inception (April 24, 2006) through the fiscal year ended December 31, 2006. This decrease of $257,619 was due primarily to use of funds for operating expenses.

Cash flow used in operating activities was $304,089 for the six months ended June 30, 2007 as compared to cash used of $235,407 from inception (April 24, 2006) through the fiscal year ended December 31, 2006. This increase of $68,682 was primarily attributable to an increase in research and development.

Cash provided by investing activities was $178,159 for the six months ended June 30, 2007 as compared to cash used of $1,017,882 from inception (April 24, 2006) through the fiscal year ended December 31, 2006. The decrease of cash used in investing activities was primarily due to a decrease in investing in certificates of deposits.

Cash provided from financing activities during the six months ended June 30, 2007 was $0 as compared to $1,454,028 from inception (April 24, 2006) through fiscal year ended December 31, 2006. There was no equity financing this period.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of new and innovative technology to produce bio-based plastic materials with the intent to reduce the cost per watt of solar cells that convert sun light into electrical energy. We plan to develop bio-based backsheets, substrates, superstrate layer, module, panel components, and thereafter focus our efforts on establishing markets in the building materials.

Our plan of operation within the next twelve months is to utilize our cash balances to develop our new and innovative technology to produce bio-based plastic backsheets and substrates to reduce the cost of solar cells that convert sun light into electrical energy. In addition, during the next twelve months we plan to commence a test program to determine the physical properties and characteristics that will be most suitable for commercially available solar cell devices, and build prototype solar cells, as we attempt to validate the commercial viability of our product. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2008, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.

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

There were no issuances of securities during the three months ended June 30, 2007

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

BIOSOLAR, INC.

Dated: July 30, 2007	By:	/s/ David Lee
DAVID LEE CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)