Form 10QSB
period 2007-09-30
BioSolar Inc
filed 2007-11-13
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 333-138910

BIOSOLAR, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4754291
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 5, 2007, the issuer had 130,326,777 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BIOSOLAR, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
September 30, 2007

BIOSOLAR, INC.
(A Development Stage Company)
Balance Sheet
September 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash & Cash Equivalents	$148,115
Certificates of Deposits	646,503
Prepaid Expenses	92,483
Total Current Assets	887,101

PROPERTY & EQUIPMENT
Computer	1,978
Less: Accumulated Depreciation	(1,029)
Net Property and Equipment	949

OTHER ASSETS
Deposit	770
TOTAL ASSETS	$888,820

LIABILITIES AND SHAREHOLDERS' EQUITY
TOTAL CURRENT LIABILITIES
Accrued Expenses	$1,025

SHAREHOLDERS' EQUITY EQUITY
Common Stock, $0.0001 par value;
500,000,000 authorized common shares
129,097,777 shares issued and outstanding	12,910
Additional Paid in Capital	1,583,718
Deficit Accumulated during the Development Stage	(708,833)
TOTAL SHAREHOLDERS' EQUITY	887,795
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$888,820

The accompanying Notes are an integral part of these Financial Statements.

BIOSOLAR, INC.
(A Development Stage Company)
Statements of Operations
September 30, 2007
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	From Inception April 24, 2006 through	From Inception April 24, 2006 through
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

REVENUE	$-	$-	$-	$-	$-

COST & ADMINISTRATIVE EXPENSES
Salaries	52,500	36,000	124,500	48,000	208,500
Professional & consulting fees	23,731	12,362	88,156	72,462	231,505
Research & development	50,620	-	150,624	-	167,314
Depreciation	-	-	633	-	1,029
Rent	1,527	1,485	4,581	2,475	8,541
Payroll taxes	3,411	2,754	9,273	3,966	15,993
Office expense	679	583	1,999	1,124	3,837
Advertising	3,950	-	6,845	500	7,345
Automobile expense	501	-	1,661	204	2,133
Insurance	4,829	204	14,507	-	14,915
Marketing expenses	29,933	13,300	29,933	13,300	45,776
Meals & entertainment	623	-	1,458	-	1,667
Printing & production expense	23	2,628	74	2,628	2,702
Professional development	6,981	1,640	17,242	1,640	18,881
Taxes & licenses	200	2,325	1,459	12,576	16,163
Telephone expense	659	222	1,500	633	2,328
Travel expense	5,127	233	12,059	233	13,640

TOTAL OPERATING EXPENSES	185,294	73,736	466,504	159,741	762,269

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(185,294)	(73,736)	(466,504)	(159,741)	(762,269)

TOTAL OTHER INCOME/(EXPENSE)
Interest income	9,075	6,617	32,032	6,617	53,436

NET LOSS	$(176,219)	$(67,119)	$(434,472)	$(153,124)	$(708,833)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	128,670,494	124,377,379	128,595,762	126,850,647

The accompanying Notes are an integral part of these Financial Statements.

BIOSOLAR, INC.
(A Development Stage Company)
Statement of Shareholders' Equity
September 30, 2007

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2006	128,557,777	$12,856	$1,441,172	$(274,361)	$1,179,667
Issuance of common shares in September 2007 for cash (250,000 common shares issued at $0.20 per share ) (unaudited)	250,000	25	49,975	—	50,000
Issuance of common shares in September 2007 for cash (50,000 common shares issued at $0.20 per share ) (unaudited)	50,000	5	9,995	—	10,000
Issuance of common shares in September 2007 for services (100,000 common shares issued at $0.35 per share ) (unaudited)	100,000	10	34,990	—	35,000
Issuance of common shares in September 2007 for services (100,000 common shares issued at $0.26 per share ) (unaudited)	100,000	10	25,990	—	26,000
Issuance of common shares in September 2007 for services (40,000 common shares issued at $0.54 per share ) (unaudited)	40,000	4	21,596	—	21,600
Net Loss for the nine months ended September 30, 2007 (unaudited)	—	—	—	(434,472)	(434,472)
Balance at September 30, 2007 (unaudited)	129,097,777	$12,910	$1,583,718	$(708,833)	$887,795

The accompanying Notes are an integral part of these Financial Statements.

BIOSOLAR, INC.
(A Development Stage Company)
Statements of Cash Flows
September 30, 2007
(Unaudited)

	Nine Months Ended September 30, 2007	From Inception April 24, 2006 through September 30, 2006	From Inception April 24, 2006 through September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(434,472)	$(153,124)	$(708,833)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	633	—	1,029
(Increase) Decrease in:
Prepaid expenses	(9,115)	(972)	(9,883)
Deposits	—	(770)	(770)
Increase (Decrease) in:
Accounts Payable	(37,179)	5,058	—
Accrued Expenses	1,025	—	1,025
Credit Card Payable	(2,917)	—	—
NET CASH USED IN OPERATING ACTIVITIES	(482,025)	(149,808)	(717,432)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of Equipment	—	—	(1,978)
Investment in Certificate of Deposits	369,401	(1,003,270)	(646,503)
NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES	369,401	(1,003,270)	(648,481)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	60,000	1,409,028	1,514,028
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,000	1,409,028	1,514,028
NET INCREASE (DECREASE) IN CASH	(52,624)	255,950	148,115

CASH, BEGINNING OF PERIOD	200,739	—	—
CASH, END OF PERIOD	148,115	$255,950	148,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Taxes paid	$800	$—	$800

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the nine months ended September 30, 2007, the Company issued 240,000 shares of common stock for prepaid services at a fair value of $82,600.

The accompanying Notes are an integral part of these Financial Statements.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

BioSolar, Inc. (the "Company") was incorporated in the state of Nevada on April 24, 2006. The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market a solar cell technology .

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited financial statements for the period ended December 31, 2006 and the notes thereto included in the Company’s Report.

Line of Business

The company is currently in the stage of developing a technology to produce bioplastic materials from renewable plant resources that will reduce the cost per watt of Photovaltaic solar cells. The company's bio-based plastics backsheets, substrates, superstrates, module and panel components will be marketed in Photovoltaic manufacturing sector.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the nine months ended September 30, 2007, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
SEPTEMBER 30, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments
Certificate of Deposits with banking institutions are short-term investments with initial maturities of more than 90 days. The carrying amount of these investments is a reasonable estimate of fair value due to their short-term nature.

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”. SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2007 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

3.	CAPITAL STOCK

During the nine months ended September 30, 2007, the Company’s issued 300,000 shares of common stock at a price of $0.20 per share for cash in the amount of $60,000; through a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended; the Company also issued 240,000 shares of common stock for services at prices between $0.26 and $0.54 per share.

4.	SUBSEQUENT EVENTS

During October 2007, the Company issued 1,229,000 shares of common stock at a purchase price of $0.20 per share through a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended.

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
Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $60,938 or 82.64%, to $134,674 for the three months ended September 30, 2007 compared to the prior period. G&A expenses increased by $156,139 or 97.75%, to $315,880 for the nine months ended September 30, 2007 compared to the prior period. This increase in G&A expenses was the result of an increase in salaries and professional fees.

Research and Development

Research and Development (“R&D”) costs increased by $50,620 for the three months ended September 30, 2007 compared to the prior period. R&D cost increased by $150,624 for the nine months ended September 30, 2007 compared to the prior period. This increase in R&D costs was the result of a testing of product alternatives, and construction of prototypes.

Net Loss

Net Loss increased by $109,100, or 162.55%, to $176,219 for the three months ended September 30, 2007, compared to the prior period. Net Loss increased by $281,348, or 183.74% to $434,472 for the nine months ended September 30, 2007 compared to the prior period. This increase in Net Loss was the result of a increase in G&A and R&D costs. Currently the Company is in its development stage and had insignificant revenues

Liquidity and Capital Resources

As of September 30, 2007, we had $886,076 of working capital as compared to $1,255,134 from inception (April 24, 2006) through the period ended September 30, 2006. This decrease of $369,058 was due primarily to use of funds for research and development, salaries and professional fees.

Cash flow used in operating activities was $482,025 for the nine months ended September 30, 2007 as compared to cash used of $149,808 from inception (April 24, 2006) through the period ended September 30, 2006. This increase of $332,217 was primarily attributable to an increase in research and development, and operating expenses.

Cash provided by investing activities was $369,401 for the nine months ended September 30, 2007 as compared to cash used of $1,003,270 from inception (April 24, 2006) through the period ended September 30, 2006. The decrease of cash used in investing activities was primarily due to a decrease in investing in certificates of deposits.

Cash provided from financing activities relating to the issuance of common stock during the nine months ended September 30, 2007 was $60,000 as compared to $1,409,028 from inception (April 24, 2006) through the period ended September 30, 2006. The Company’s capital needs have primarily been met from the proceeds of private placements since its inception.

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

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2007, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2007, the Company issued 300,000 shares of common stock at a price of $0.20 per share.

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

BIOSOLAR, INC.

Dated: November 13, 2007	By:	/s/ David Lee
DAVID LEE CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)