Form 10-K
period 2007-12-31
BioSolar Inc
filed 2008-03-25
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-138910

BIOSOLAR, INC.
(Name of registrant in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-4754291 (I.R.S. Employer Identification No.)

27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (661) 251-0001

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on December 31, 2007 was $0.96.

The number of shares of registrant’s common stock outstanding, as of March 12, 2008 was 131,706,777.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

We are developing an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells. Most of the solar industry is focused on photovoltaic efficiency to reduce cost, but we are introducing a new dimension of cost reduction by replacing petroleum-based plastic solar cell components with durable bio-based components. The process for producing electricity from sunlight is known as Photovoltaics. Photovoltaic ("PV") is the science of capturing and converting sun light into electricity.

We are focusing our research and product development efforts on producing bio-based components that meet the thermal and durability requirements of current solar cell manufacturing processes for conventional crystalline cell designs as well as thin film PV devices in an effort to capitalize on what we perceive as cost advantages to current petroleum based solar cell components.

We are focusing our research and product development efforts on bio-based backsheets, substrates, superstrates, module and panel components.

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

Research and Development

BioSolar intends to produce robust bio-based components that meet the stringent thermal and durability requirements of current solar cell manufacturing processes. BioSolar materials are intended to be used directly in conventional manufacturing systems, such as injection molding and thin-film roll-to-roll, to create superstrate layer, substrate layer, backsheet as well as module and panel components.

We believe that one problem with the use of bio-based materials in solar cells is that these bio-based materials have much lower melting temperature and fragile molecular structurer than those of conventional petroleum based plastic materials. We have developed a proprietary manufacturing and materials process to enhance the characteristics of traditional bio-based materials -- turning them into robust and durable materials for solar applications

We are currently developing our bio-based backsheet, the company’s first product to be commercialized in 2008. Our line of BioSolar Backsheets, based on the company’s proprietary materials technology, is designed specifically for c-Si solar cell manufacturers. These backsheets will be available in rolls of film for direct use in lamination and roll-to-roll assembly systems. We believe that using BioSolar Backsheets can reduce cost up to 50% over traditional backsheet materials.

In addition, the company commenced a test program to determine the physical properties and characteristics that will be most suitable for commercially available solar cell devices, and build prototype solar cells, as we attempt to validate the commercial viability of our product.

Marketing Strategy

BioSolar, Inc. is developing a technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of solar cells.  Most of the solar industry is focused on photovoltaic efficiency to reduce cost.  BioSolar is the first company to introduce a new dimension of cost reduction by replacing petroleum-based plastic solar cell components with durable bio-based materials. . This technology is in the research and development stage.

Once we complete our product development, we intend to market our bio-based solar cell components directly to photovoltaic module manufacturers. In order to create a favorable environment for sales, we plan to undertake advertising and promotion efforts. These efforts will be outsourced and will require the services of advertising and public relations firms. We plan to interview various firms and select those most capable of assisting us with comprehensive advertising and promotion plans. We have not yet finalized the potential costs of our marketing strategy.

Our marketing strategy is to market to potential manufacturing partners in our target markets representing solar device manufactures.

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

Competition

While there are a number of companies manufacturing backsheet and other plastic components for PV devices, such as Madico, Inc, we do not know of any employing the use of bio-based components.

Technology Development Partners

To assist us in the development of our technology, we intend to seek out and enter into technology development agreements with other entities with PV and bio-based materials expertise.

EMPLOYEES

As of March 21, 2008 we had two (2) full time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

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

Since inception, we have incurred losses and have negative cash flows from operations and have never realized revenues. From inception through December 31, 2007, we incurred a net loss of $1,122,067. These factors, among others discussed in Note 1 to the financial statements, raise substantial doubt about the ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

While there are a number of companies manufacturing components for PV devices, we do not know of any employing the use of bio-based materials. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their PV components to address the needs of our prospective customers.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 41% of the outstanding shares of our common stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

RISKS RELATING TO OUR COMMON STOCK

BECAUSE THERE IS A LIMITED MARKET IN OUR COMMON STOCK, STOCKHOLDERS MAY HAVE DIFFICULTY IN SELLING OUR COMMON STOCK AND OUR COMMON STOCK MAY BE SUBJECT TO SIGNIFICANT PRICE SWINGS.

There is a very limited market for our common stock. Since trading commenced in February 2007, there has been little activity in our common stock and on some days there is no trading in our common stock. Because of the limited market for our common stock, the purchase or sale of a relatively small number of shares may have an exaggerated effect on the market price for our common stock. We cannot assure stockholders that they will be able to sell common stock or, that if they are able to sell their shares, that they will be able to sell the shares in any significant quantity at the quoted price.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the Over-The-Counter Bulletin Board, such as we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

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

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE; ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our Common Stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the our Board of Directors. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

ITEM 2. PROPERTIES.

Our headquarters are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387. We lease our facility under a lease that expires on May 14, 2008. The size of our office is 144 square feet. Rent expense, net of sublease income, amounted to $9,950 and from inception (April 24, 2006) through December 31, 2007.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

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

	Fiscal 2008				Fiscal 2007
Quarter Ended	High		Low		High *	Low*
March 31	$1.58	**	$0.38	**	$0.22	$0.10
June 30	N/A		N/A		$0.24	$0.23
September 31	N/A		N/A		$0.57	$0.20
December 31	N/A		N/A		$0.96	$0.36

*Our common stock became eligible for quotation on the NASD's OTC Bulletin Board on February 22, 2007.

** Through March 21, 2008

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

As of March 21, 2008, our common stock was held by 139 stockholders of record and we had 131,706,777 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Trust company N.A., P.O. Box 43070, Providence, RI 02940-3070.

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

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrans and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

Unregistered Sales of Equity Securities

During the year ended December 31, 2007, the Company issued 3,149,000 shares of common stock, of which 2,655,000 shares were issued at a price of $0.10 per share through a private placement , and 494,000 shares of common stock were issued to contractors for services.

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

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Overview

We are developing an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells. Most of the solar industry is focused on photovoltaic efficiency to reduce cost, but we are introducing a new dimension of cost reduction by replacing petroleum-based plastic solar cell components with durable bio-based components. The process for producing electricity from sunlight is known as Photovoltaics. Photovoltaic ("PV") is the science of capturing and converting sun light into electricity.

We are focusing our research and product development efforts on producing bio-based components that meet the thermal and durability requirements of current solar cell manufacturing processes for conventional crystalline cell designs as well as thin film PV devices in an effort to capitalize on what we perceive as cost advantages to current petroleum based solar cell components.

We are focusing our research and product development efforts on bio-based backsheets, substrates, superstrates, module, and panel components.

We were incorporated in the State of Nevada on April 24, 2006, as BioSolar Labs, Inc. Our name was changed to BioSolar, Inc. on June 8, 2006. Our principal executive offices are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387, and our telephone number is (661) 251-0001. Our fiscal year end is December 31.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

SELLING AND MARKETING EXPENSES

Selling & Marketing Expenses ("S&M") expenses increased by $289,946 or 1774.13% to $306,289 for the year ended December 31, 2007, compared to the prior year. This increase in G&A expenses was the result of a increase in marketing and consulting fees.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased by $127,940 or 40.09% to $396,276 for the year ended December 31, 2007, compared to the prior year. This increase in G&A expenses was the result of a increase in professional fees, and salary expenses.

RESEARCH AND DEVELOPMENT

Research and Development ("R&D") costs increased by $174,461 or 1045.30%, to $191,151 for the year ended December 31, 2007 compared to the prior year. This increase in R&D costs was the result of an increase in testing of product alternatives, and construction of prototypes,

NET LOSS

Net Loss increased by $573,345, or 208.97%, to $847,706 for the year ended December 31, 2007, compared to the prior year. This increase in Net Loss was the result of an increase in G&A expenses and R&D. Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

 As of December 31, 2007, we had $1,064,077 of working capital as compared to $1,177,314 from inception (April 24, 2006) through the fiscal year ended December 31, 2006. This decrease of $113,237 was due primarily to use of funds for operating expenses.

 During the year ended December 31, 2007, the Company used $753,324 of cash for operating activities, as compared to $235,407 from inception (April 24, 2006) during the fiscal year ended December 31, 2006. The increase in the use of cash for operating activities was a result of an increase in legal consulting fees, general and administrative expenses, and research & development.

Cash provided by investing activities was $362,037 for the year ended December 31, 2007 as compared to cash used of $1,017,882 from inception (April 24, 2006) through the fiscal year ended December 31, 2006. The decrease of cash used in investing activities was primarily due to a decrease in investing in certificates of deposits.

Cash provided from financing activities during the year ended December 31, 2007 was $531,000 as compared to $1,454,028 from inception (April 24, 2006) through fiscal year ended December 31, 2006. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through December 31, 2007. Our independent registered public accounting firm has issued their report dated March 11, 2007 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells. We plan to develop our products and thereafter focus our efforts on establishing markets in other related sectors by 2010.

Our plan of operation within the next twelve months is to utilize our cash balances to commercialize our bio-based backsheet component to replace the petroleum based backsheet in crystalline photovoltaic modules. In addition, during the next twelve months we intend to commence a test program to determine the physical properties and characteristics that will be most suitable for the further development of biobased solar cell components, and build solar cells, as we attempt to validate the commercial viability of our product. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2008, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.

ITEM 8. FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2007, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report of Internal Control over Financial Reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information about our executive officers, key employees and directors as of December 31, 2007.

Name	Age	Position
David Lee	48	Chief Executive Officer and Acting Chief Financial Officer
Stanley Levy	68	Vice President and Chief Technology Officer
Steven C. Bartling	45	Director
Dennis LePon	60	Director

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

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

David Lee - Chief Executive Officer and Acting Chief Financial Officer: Dr. Lee has over 20 years of engineering, marketing, sales, and corporate management experience in the areas of military and consumer communication systems, automotive electronics, software development and consulting.  From 2004 to 2006, he was with Ramsey-Shilling Co. in the business of Commercial Real Estate Investment and Brokerage.  From 2000 to 2004, he served as Chief Operating Officer for Applied Reasoning, Inc., a Delaware company engaged in the business of Internet Software Development. From 1994 to 2000, he served as Vice Present and General Manager for RF-Link Technology, Inc., a California company engaged in the business of Wireless Technology Development and Manufacturing. Dr. Lee received a Ph.D. in Electrical Engineering from Purdue University in 1989, a Master of Science in Electrical Engineering from University of Michigan in 1986 and a Bachelor of Science in Electrical Engineering from the University of Texas at Austin in 1984.

Stanley Levy - Vice President and Chief Technology Officer: Dr. Levy has over 40 years of engineering and technical experience in the areas of plastics and film development. Dr. Levy spent 27 years at DuPont working on many of their premiere films, including Teflon, Mylar and Kapton. He holds 12 patents, his work has been published in numerous technical publications and he has received several awards for technical excellence. Prior to joining BioSolar, Dr. Levy was a consultant on module packaging for photovoltaic manufacturing companies including Global Solar, MiaSole, and Solar Integrated Technologies. In addition, he is a member of the National Renewable Energy Laboratory's Thin Film PV Module Reliability Team. Dr. Levy holds a Ph.D in Mechanical Engineering from the University of Connecticut, a Master of Science in Mechanical Engineering from the University of Connecticut and a Bachelor of Science in Mechanical Engineering from the University of Rhode Island.

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

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The text of the Code of Ethics is filed as an exhibit to this annual report on Form 10-K. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and President and Chief Operating Officer and each of our other officers whose compensation exceeded $100,000 for each of the Company’s last two completed fiscal years.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Lee-CEO and Acting CFO	2007 2006	$ $	144,000 84,000	- -	- -	- -	- -	- -	- -	$144,000_ 84,000
Stanley Levy - CTO	2007		$46,750							$46,750

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2007.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Lee-CEO and Acting CFO	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
David Lee-CEO and Acting CFO	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AGREEMENTS

We currently have no employment agreements with our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 21, 2008, the number of and percent of our common stock beneficially owned by:

•	all directors and nominees, naming them,

•	our executive officers,

•	our directors and executive officers as a group, without naming them, and

•	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 21, 2008 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 21, 2008 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total (1)
Common Stock	David Lee	49,500,000	37.6%
Common Stock	Stanley Levy	5,000,000	3.8%
Common Stock	Steven C. Bartling	1,000,000	*
Common Stock	Dennis LePon	1,000,000	*
Common Stock	All Executive Officers and Directors as a Group (4 persons)	56,500,000	41.4%

*Less than one percent.

(i) Based upon 131,706,777 shares issued and outstanding as of March 21, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no material related party transactions which we entered into from inception (April 24, 2006) to December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2007 and 2006 for the audits of our annual financial statements for the fiscal year totaled approximately $23,500 and 21,095, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2007 and 2006 of $0 and $0 respectively, to HJ Associates & Consultants, LLP in connection with the audit of the financial statements of Biosolar, Inc. from April 24, 2006 (Inception) through December 31, 2007 for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We incurred fees of $0 and $ 0 billed to us by HJ Associates & Consultants, LLP for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2006 and December 31, 2007, respectively.

All Other Fees

There were no fees billed to us by HJ Associates & Consultants, LLP for services rendered to us during the last two fiscal years, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

As of the date of this filing, our current policy is to not engage HJ Associates & Consultants, LLP to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage HJ Associates & Consultants, LLP to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

ITEM 15. EXHIBITS.

Exhibit No.	Description
3.1
Articles of Incorporation of Biosolar Labs, Inc. filed with the Nevada Secretary of State on April 24, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.2
Articles of Amendment of Articles of Incorporation of Biosolar Labs, Inc. filed with the Nevada Secretary of State on May 25, 2006.( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.3
Articles of Amendment of Articles of Incorporation of Biosolar Labs, Inc. filed with the Nevada Secretary of State on June 8, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.4	Bylaws of Biosolar, Inc.( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

MATERIAL CONTRACTS

10.1	Form of Subscription Agreement dated as of May 26, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.2	Form of Subscription Agreement dated as of July 17, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.3	Form of Subscription Agreement dated as of October 11, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

14.1	Code of Ethics (filed herewith)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 25, 2008.

Biosolar, Inc.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/S/ DAVID LEE DAVID LEE	CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER	MARCH 25, 2008
(PRINCIPAL ACCOUNTING AND
FINANCIAL OFFICER) AND
	CHAIRMAN OF THE BOARD	MARCH 25, 2008

/S/ DENNIS LEPON DENNIS LEPON	DIRECTOR	MARCH 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
BioSolar, Inc.
(A Development Stage Company)
Santa Clarita, CA

We have audited the balance sheet of BioSolar, Inc. (a development stage company) as of December 31, 2007, and the related statements of operations, stockholders equity and cash flows for the years ended December 31, 2007 and 2006 and from inception on April 24, 2006 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSolar, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and from inception of the development stage on April 24, 2006 through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP.
Salt Lake City, Utah
March 13, 2008

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2007

ASSETS
CURRENT ASSETS
Cash & Cash Equivalents	$340,484
Certificates of Deposits	653,867
Prepaid Expenses	80,332

Total Current Assets	1,074,683

PROPERTY & EQUIPMENT
Computer	1,978
Less: Accumulated Depreciation	(1,029)

Net Property and Equipment	949

OTHER ASSETS
Deposit	770
Patents	7,265

Total Other Assets	8,035

TOTAL ASSETS	$1,083,667

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued Expenses	$9,611
Credit Card Payable	995

TOTAL CURRENT LIABILITIES	10,606

SHAREHOLDERS' EQUITY EQUITY
Common Stock, $0.0001 par value;
500,000,000 authorized common shares
131,706,777 shares issued and outstanding	13,170
Additional Paid in Capital	2,181,958
Deficit Accumulated during the Development Stage	(1,122,067)

TOTAL SHAREHOLDERS' EQUITY	1,073,061

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,083,667

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		From Inception	From Inception
		April 24, 2006	April 24, 2006
	Year Ended	through	through
	December 31, 2007	December 31, 2006	December 31, 2007

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	306,289	16,343	322,632
General and administrative expenses	390,276	262,336	652,613
Research and development	191,151	16,690	207,841
Depreciation and amortization	673	396	1,069

TOTAL OPERATING EXPENSES	888,389	295,765	1,184,155

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(888,389)	(295,765)	(1,184,155)

TOTAL OTHER INCOME/(EXPENSE)
Interest income	40,683	21,404	62,088

NET LOSS	$(847,706)	$(274,361)	$(1,122,067)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	129,113,689	110,953,304

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY
	Common stock		Additional Paid-in	Deficit Accumulated during the Development
	Shares	Amount	Capital	Stage	Total
Inception April 24, 2006	-	$-	$-	$-	$-

Issuance of common stock in April 2006 for services (1,000 common shares issued at $0.001 per share )	1,000	1	-	-	1

Issuance of founders shares in May 2006 for cash (29,999,000 common shares issued at $0.00025 per share )	29,999,000	2,999	4,500	-	7,499

Issuance of founders shares in May 2006 for cash (20,000,000 common shares issued at $0.00025 per share )	20,000,000	2,000	3,000	-	5,000

Issuance of founders shares in May 2006 for cash (9,000,000 common shares issued at $0.00025 per share )	9,000,000	900	1,350	-	2,000

Issuance of common stock in May 2006 for cash (25,000,000 common shares issued at $0.015 per share )	25,000,000	2,500	372,500	-	375,000

Issuance of founders shares in June 2006 for cash (34,000,000 common shares issued at $0.00025 per share )	34,000,000	3,400	5,100	-	8,500

Issuance of common shares in June 2006 for cash (90,000 common shares issued at $0.10 per share )	90,000	9	8,991	-	9,000

Stocks subscribed	-	-	-	-	250

Issuance of common shares in July 2006 for cash (5,760,000 common shares issued at $0.10 per share )	5,760,000	576	575,424	-	576,000

Issuance of common shares in August 2006 for cash (2,807,777 common shares issued at $0.10 per share )	2,807,777	281	280,497	-	280,778

Issuance of common shares in September 2006 for cash (1,450,000 common shares issued at $0.10 per share )	1,450,000	145	144,855	-	145,000

Issuance of common shares in October 2006 for cash (450,000 common shares issued at $0.10 per share )	450,000	45	44,955	-	45,000

Net Loss from Inception through December 31, 2006	-	-	-	(274,361)	(274,361)

Balance at December 31, 2006	128,557,777	$12,856	$1,441,172	$(274,361)	$1,179,667

Issuance of common shares in September 2007 for cash (250,000 common shares issued at $0.20 per share)	250,000	25	49,975	-	50,000

Issuance of common shares in September 2007 for cash (50,000 common shares issued at $0.20 per share )	50,000	5	9,995	-	10,000

Issuance of common shares in September 2007 for services (100,000 common shares issued at $0.35 per share )	100,000	10	34,990	-	35,000

Issuance of common shares in September 2007 for services (100,000 common shares issued at $0.26 per share )	100,000	10	25,990	-	26,000

Issuance of common shares in September 2007 for services (40,000 common shares issued at $0.54 per share )	40,000	4	21,596	-	21,600

Issuance of common shares in October 2007 for services (4,000 common shares issued at $0.54 per share )	4,000	0	2,160	-	2,160

Issuance of common shares in October 2007 for cash (1,175,000 common shares issued at $0.20 per share )	1,175,000	117	234,883	-	235,000

Issuance of common shares in October 2007 for services (250,000 common shares issued at $0.51 per share )	250,000	25	127,475	-	127,500

Issuance of common shares in November 2007 for cash (1,180,000 common shares issued at $0.20 per share )	1,180,000	118	235,882	-	236,000

Stock issuance cost	-	-	(2,160)	-	(2,160)

Net Loss for the year ended December 31, 2007	-	-	-	(847,706)	(847,706)

Balance at December 31, 2007	131,706,777	$13,170	$2,181,958	$(1,122,067)	$1,073,061

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		From Inception	From Inception
		April 24, 2006	April 24, 2006
	Year Ended	through	through
	December 31, 2007	December 31, 2006	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(847,706)	$(274,361)	$(1,122,067)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization expense	673	396	1,069
Issuance of stock for services	212,260	-	212,260
(Increase) Decrease in:
Prepaid expenses	(79,564)	(768)	(80,332)
Deposits	-	(770)	(770)
Patents	(7,305)	-	(7,305)
Increase (Decrease) in:
Accounts Payable	(37,179)	37,179	-
Accrued Expenses	7,419	-	7,419
Credit Card Payable	(1,922)	2,917	995

NET CASH USED IN OPERATING ACTIVITIES	(753,324)	(235,407)	(988,731)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of Equipment	-	(1,978)	(1,978)
Investment in Certificate of Deposits	362,037	(1,015,904)	(653,867)

NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES	362,037	(1,017,882)	(655,845)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	531,000	1,454,028	1,985,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	531,000	1,454,028	1,985,028

NET INCREASE (DECREASE) IN CASH	139,713	200,739	340,452

CASH, BEGINNING OF PERIOD	200,739	-	-

CASH, END OF PERIOD	340,452	200,739	340,452

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$1,600

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the year ended December 31, 2007, the Company issued
494,000 shares of common stock for services at a fair value of
$212,260.

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

BioSolar, Inc. (the "Company") was incorporated in the state of Nevada on April 24, 2006. The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market a solar cell technology .

Line of Business

The Company is currently in the stage of developing an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells. Once we complete our product development, we intend to market our bio-based solar cell components directly to photovoltaic module manufacturers.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its’ inception through the year ended December 31, 2007. Management believes this funding will continue, and has also obtained funding from new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the year ended December 31, 2007, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
DECEMBER 31, 2007

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

Property and Equipment

Property and equipment are stated at cost, and are depreciated using the modified accelerated cost recovery system (macrs) method over its estimated useful lives:

Computer equipment	5 Years

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2007, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

Loss per Share Calculations

The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”. SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the year ended December 31, 2007, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Reclassification of Expenses

Certain amounts from the prior year have been reclassified to conform with the current year presentation.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $191,151 and $16,690 for the years ended December 31, 2007 and 2006, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $35,445 and $500 for the years ended December 31, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncements

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

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (continued

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes , which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the financial statements.

Stock-Based Compensation

As of December 31, 2007, the Company adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS) No. 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of income. The adoption of (FAS) No. 123R by the Company had no material impact on the statement of income.

3.	CAPITAL STOCK

During the year ended December 31, 2007, the Company’s issued 2,655,000 shares of common stock at a price of $0.20 per share for cash in the amount of $531,000; Also, the Company issued 494,000 shares of common stock at a price between $0.26 and $0.54 per share for services at a fair value of $212,260. During the period ended December 31, 2006, the Company issued 450,000 shares of common stock at a purchase price of $0.10 per share pursuant to a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended.

4.	RENTAL LEASE

The Company renewed its lease for a six month term expiring on May 1, 2008. The rent paid for the years ended December 31, 2007 and 2006 were $6,158 and $3,960.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

5.	INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

	Useful Lives	2007	2,006

Patents-gross		$7,306	$-
Less accumulated amortization	20 years	41	-
		$7,265	$-

6.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of interpretation 48, there has been no effect on the Company’s retained deficit. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 1, 2007	$-

Additions based on tax positions related to the current year	-

Balance at December 31, 2007	$-

Included in the balance at December 31, 2007, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended December 31, 2007, the Company did not recognize interest and penalties.

7.	DEFERRED TAX BENEFIT

At December 31, 2007, the Company had net operating loss carry-forwards of approximately $847,674, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount..

A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 40% to pretax income from continuing operations for the year ended December 31, 2007, with federal income tax expense presented in the financial statements is as follows:

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

7.	DEFERRED TAX BENEFIT (continued)

2007
Income tax benefit computed at U.S. Federal
statutory rate of 34%	$(288,209)
State Income taxes, net of benefit of federal taxes	(50,860)
R&D	3,650
Non deductible stock compensation	84,904
Other	442

Valuation Allowance	250,073

Income tax expense	$-

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2007:

2007
Deferred tax assets:
NOL carryover	$847,674
R & D credit	3,650

Deferred tax liabilites:
Depreciation	(79)

Less Valuation Allowance	(851,245)

Net deferred tax asset	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.