Form 10-Q
period 2008-03-31
BioSolar Inc
filed 2008-05-13
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

WITH COPIES TO:

Gregory Sichenzia, Esq.
Marcelle S. Balcombe, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Flr.
New York, New York 10006
(212) 930-9700

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding, as of May 6, 2008 was 131,706,777.

BIOSLAR, INC. INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
MARCH 31, 2008

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS
MARCH 31, 2008

	(Unaudited)
	March 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$115,997	$340,484
Certificates of deposits	661,126	653,867
Other receivable	12,676	-
Prepaid Expenses	69,174	80,332

Total Current Assets	858,973	1,074,683

PROPERTY & EQUIPMENT
Computer	1,978	1,978
Less: Accumulated Depreciation	(1,124)	(1,029)

Net Property and Equipment	854	949

OTHER ASSETS
Patents	18,760	770
Deposit	770	7,265

Total Other Assets	19,530	8,035

TOTAL ASSETS	$879,357	$1,083,667

LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES
Accounts Payable	$-	$9,612
Accrued Expenses	4,931	995

TOTAL LIABILITIES	4,931	10,607

SHAREHOLDERS' EQUITY EQUITY
Common Stock, $0.0001 par value; 500,000,000 authorized common shares 131,706,777 shares issued and outstanding	13,170	13,170
Additional Paid in Capital	2,181,958	2,181,958
Deficit Accumulated during the Development Stage	(1,320,702)	(1,122,068)

TOTAL SHAREHOLDERS' EQUITY	874,426	1,073,060

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$879,357	$1,083,667

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			April 24, 2006
	Three Months Ended		through
	March 31, 2008	March 31, 2007	March 31, 2008

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	48,178	10,284	368,800
General and administrative expenses	125,126	85,566	777,556
Research & Development	33,628	27,291	243,661
Depreciation and amortization	95	633	1,165

TOTAL OPERATING EXPENSES	207,027	123,774	1,391,182

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(207,027)	(123,774)	(1,391,182)

TOTAL OTHER INCOME
Interest income	8,393	12,895	70,480

NET LOSS	(198,634)	(110,879)	$(1,320,702)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	131,706,777	128,557,777

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2007	131,706,777	$13,170	$2,181,958	$(1,122,068)	$1,073,060

Net Loss (unaudited)	-	-	-	(198,634)	(198,634)

Balance at March 31, 2008 (unaudited)	131,706,777	$13,170	$2,181,958	$(1,320,702)	$874,426

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			April 24, 2006
	Three Months Ended		through
	3/31/2008	3/31/2007	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(198,634)	$(110,879)	$(1,320,702)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation expense	95	633	1,164
Issuance of stock for services	-	-	212,260
(Increase) Decrease in:
Other receivable	(12,676)	-	(12,676)
Prepaid expenses	11,158	(17,311)	(69,174)
Deposits	-	-	(770)
Patents	(11,495)	-	(18,800)
Increase (Decrease) in:
Accounts Payable	-	(37,179)	-
Accrued Expenses	(4,681)	7,716	4,931
Credit Card Payable	(995)	(2,535)	-

NET CASH USED IN OPERATING ACTIVITIES	(217,228)	(159,555)	(1,203,767)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of Equipment	-	-	(1,978)
Investment in Certificate of Deposits	(7,259)	(12,212)	(661,125)

NET CASH USED BY INVESTING ACTIVITIES	(7,259)	(12,212)	(663,103)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,982,867

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	1,982,867

NET INCREASE (DECREASE) IN CASH	(224,487)	(171,767)	115,997

CASH, BEGINNING OF PERIOD	340,484	200,739	-

CASH, END OF PERIOD	115,997	28,972	115,997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$800

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2008

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. As discussed in Note 3, the Company has obtained funds from its shareholders since its’ inception through March 31, 2008. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purpose.

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

Development Stage Activities and Operations
The Company is in its initial stages of formation and has insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”. SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Reclassification
Certain items included in the three months ended March 31, 2007 financial statements have been reclassified to conform to the current year presentation.

3.	CAPITAL STOCK

During the three months ended March 31, 2008, the Company issued no shares of common stock .

4.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.

Included in the balance at March 31, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are focusing our research and product development efforts on bio-based backsheets, substrates, superstrates, module, panel components, and the eventual expansion of such products to the building materials.

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

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2008 COMPARED TO THE QUARTER ENDED MARCH 31, 2007

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses increased by $37,894 or 368.48%, to $48,178 for the three months ended March 31, 2008, compared to the prior period. S&M expenses increased due to an increase in marketing exposure.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $39,560 or 46.23%, to $125,126 for the three months ended March 31, 2008, compared to the prior period. This increase in G&A expenses was the result of an increase in salaries and professional fees.

Research and Development

Research and Development (“R&D”) expenses increased by $6,337or 23.22%, to $33,628 for the three months ended March 31, 2008, compared to the prior period. This increase in R&D expenses was the result of fees paid to consultants and testing of product.

Net Loss

Our net loss increased by $87,755 to $198,634 for the three months ended March 31, 2008, compared to the prior period. Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had $854,042 of working capital as compared to $1,064,076 as of December 31, 2007. This decrease of $210,034 was due primarily to use of funds for general and administrative expenses.

Cash flow used in operating activities was $217,228 for the three months ended March 31, 2008, as compared to cash used of $159,555 for the prior period. This increase of $57,673 was primarily attributable to an increase in research and development, and general and administrative expenses.

Cash used by investing activities was $7,258 for the three months ended March 31, 2008, as compared to cash used of $12,212 for the prior period. The decrease of cash used in investing activities was primarily due to a decrease in investing in certificates of deposits.

Cash provided from financing activities during the three months ended March 31, 2008, and 2007 was $0 respectively. There was no equity financing this period.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of new and innovative technology to produce bio-based materials with the intent to reduce the cost per watt of solar cells that convert sun light into electrical energy. We plan to develop bio-based backsheets, substrates, superstrate layer, module, panel components, and thereafter focus our efforts on establishing markets in the building materials.

Our plan of operation within the next twelve months is to utilize our cash balances to transition from research and development stage to a production stage for the bio-based plastic backsheets and substrates to reduce the cost of solar cells that convert sun light into electrical energy. In addition, during the next twelve months we plan to accelerate the development activity for other solar cell components, commence a test program to determine the physical properties and characteristics that will be most suitable for commercially available solar cell devices, and build prototype solar cells, as we attempt to validate the commercial viability of additional bio-based solar cell components. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2008, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS

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

3.4	Bylaws of Biosolar, Inc.( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.1	Form of Subscription Agreement dated as of May 26, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.2	Form of Subscription Agreement dated as of July 17, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.3	Form of Subscription Agreement dated as of October 11, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

14.1	Code of Ethics (Incorporated by reference to the Company’s Form 10-K filed with the SEC on March 25, 2008)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 13, 2008.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)