Form 10-K/A
period 2007-12-31
BioSolar Inc
filed 2008-07-24
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

ITEM 9A.   CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our relevant officers have made conclusions as to the effectiveness of our disclosure controls and procedures at the reasonable assurance level.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial recorting.  This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.  Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, we were effective in maintaining (i) disclosure controls and procedures and (ii) internal control over financial reporting.

This report does not include an attestation report by HJ Associates & Consultants, LLP, our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

21

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on July 23, 2008.

Biosolar, Inc.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/S/ DAVID LEE	CHIEF EXECUTIVE OFFICER	JULY 23, 2008
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER),
ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND
CHAIRMAN OF THE BOARD

/S/ DENNIS LEPON	DIRECTOR	JULY 23, 2008
DENNIS LEPON

22