Form 10-Q
period 2008-06-30
BioSolar Inc
filed 2008-08-05
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
61 Broadway, 32 nd Flr.
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

The number of shares of registrant’s common stock outstanding, as of July 31, 2008 was 132,666,777.

BIOSLAR, INC.INDEX

PART I –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
JUNE 30, 2008

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS
JUNE 30, 2008

	(Unaudited)
	06/30/08	12/31/07

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$107,480	$340,484
Certificates of deposits	466,071	653,867
Inventory, work in progress	60,078	-
Other receivable	11,207	-
Prepaid expenses	55,013	80,332

Total Current Assets	699,849	1,074,683

PROPERTY & EQUIPMENT
Machinery and equipment	49,130	-
Computer	1,978	1,978
Less: accumulated depreciation	(2,298)	(1,029)

Net Property and Equipment	48,810	949

OTHER ASSETS
Patents	18,760	7,265
Deposit	770	770

TOTAL OTHER ASSETS	19,530	8,035

TOTAL ASSETS	$768,189	$1,083,667

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$19,195	$-
Accrued expenses	5,807	9,611
Credit card payable	-	995

TOTAL CURRENT LIABILITIES	25,002	10,606

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
132,226,777 and 131,706,777 shares issued and outstanding	13,222	13,170
Additional paid in capital	2,311,905	2,181,958
Deficit accumulated during the development stage	(1,581,940)	(1,122,067)

TOTAL SHAREHOLDERS' EQUITY	743,187	1,073,061

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$768,189	$1,083,667

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					April 24, 2006
	Three Months Ended		Six Months Ended		through
	06/30/08	06/30/07	06/30/08	06/30/07	June 30, 2008

REVENUE	-	-	-	-	-

OPERATING EXPENSES
Selling and marketing expenses	110,333	8,660	158,511	18,944	479,133
General and administrative expenses	125,600	76,063	250,945	160,829	902,575
Research & Development	28,523	72,713	62,151	100,004	272,184
Depreciation and amortization	1,174	-	1,269	633	2,339

TOTAL OPERATING EXPENSES	265,630	157,436	472,876	280,410	1,656,231

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(265,630)	(157,436)	(472,876)	(280,410)	(1,656,231)

TOTAL OTHER INCOME
Interest income	5,411	10,062	13,803	22,957	75,891

LOSS BEFORE PROVISION FOR TAXES	(260,219)	(147,374)	(459,073)	(257,453)	(1,580,340)

Provision for income taxes	(800)	-	(800)	(800)	(1,600)

NET LOSS	$(261,019)	$(147,374)	$(459,873)	$(258,253)	$(1,581,940)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	131,750,733	128,557,777	131,728,755	128,557,777

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2007	131,706,777	$13,170	$2,181,957	$(1,122,067)	$1,073,060

Issuance of common shares in June 2008 for cash
(520,000 common shares issued at $0.25 per share ) (unaudited)	520,000	52	129,948	-	130,000

Net Loss (unaudited)	-	-	-	(459,873)	(459,873)

Balance at June 30, 2008 (unaudited)	132,226,777	$13,222	$2,311,905	$(1,581,940)	$743,187

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended	From Inception April 24, 2006 through
	June 30, 2008	June 30, 2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(459,873)	$(258,253)	$(1,581,940)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	1,269	633	2,298
Issuance of stock for services	-	-	212,260
(Increase) Decrease in:
Inventory	(60,078)	-	(60,078)
Other receivable	(11,207)	-	(11,207)
Prepaid expenses	25,319	(13,277)	(55,013)
Deposits	-	-	(770)
Patents	(11,495)	-	(18,760)
Increase (Decrease) in:
Accounts Payable	19,195	(37,179)	19,195
Accrued Expenses	(3,805)	6,904	5,807
Credit Card Payable	(995)	(2,917)	-

NET CASH USED IN OPERATING ACTIVITIES	(501,670)	(304,089)	(1,488,208)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of Equipment	(49,130)	-	(51,108)
Investment in Certificate of Deposits	187,796	178,159	(466,071)

NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES	138,666	178,159	(517,179)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	130,000	-	2,112,867

NET CASH PROVIDED BY FINANCING ACTIVITIES	130,000	-	2,112,867

NET INCREASE (DECREASE) IN CASH	(233,004)	(125,930)	107,480

CASH, BEGINNING OF PERIOD	340,484	200,739	-

CASH, END OF PERIOD	$107,480	$74,809	$107,480

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$1,600

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2008

1.     Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  As discussed in Note 3, the Company has obtained funds from its shareholders since its’ inception through June 30, 2008. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Carbon Sciences, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”.  SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended June 30, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Reclassification
The expenses for the six months ended June 30, 2007 were reclassified to conform with the expenses for the six months ended June 30, 2008.

3.     CAPITAL STOCK

During the six months ended June 30, 2008, the Company issued 520,000 shares of common stock at a purchase price of $0.25 per share pursuant to a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended.

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

Included in the balance at June 30, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

5.     SUBSEQUENT EVENTS

During July 2008, the Company issued 440,000 shares of common stock for $0.25 per share in the amount of $110,000, pursuant to a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UPDATE

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

Recently Issued Accounting Pronouncements

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses increased by $101,673 or 1174.05%, to $110,333 for the three months ended June 30, 2008, compared to the prior period. S&M expenses increased by $139,567 or 737%, to $158,511 for the six months ended June 30, 2008, compared to the prior period. S&M expenses increased due to an increase in marketing exposure.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $49,537 or 65.13%, to $125,600 for the three months ended June 30, 2008, compared to the prior period. G&A expenses increased by $90,116 or 56.03%, to $250,945 for the six months ended June 30, 2008, compared to the prior period. This increase in G&A expenses was the result of an increase in salaries and professional fees.

Research and Development

Research and Development (“R&D”) expenses decreased by $44,190 or 60.77%, to $28,523 for the three months ended June 30, 2008, compared to the prior period. R&D expenses decreased by $37,853 or 37.85%, to $62,151 for the six months ended June 30, 2008, compared to the prior period. This decrease in R&D expenses was the result of a decrease in fees paid to consultants and testing of products.

Net Loss

Our net loss increased by $113,645 to $261,019 for the three months ended June 30, 2008, compared to the prior period. Net loss increased by $201,620 to $459,873 for the six months ended June 30, 2008, compared to the prior period. Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had $674,847 of working capital as compared to $1,064,076 as of December 31, 2007. This decrease of $389,229 was due primarily to use of funds for operating activities.

Net cash used in operating activities was $501,670 for the six months ended June 30, 2008, as compared to cash used of $304,089 for the prior period. This increase of $197,581 was primarily attributable to an increase in general and administrative expenses.

Net cash provided by investing activities was $138,666 for the six months ended June 30, 2008, as compared to cash provided of $178,159 for the prior period. The decrease of cash provided in investing activities was primarily due to a decrease in investing in certificate of deposits and the purchase of equipment.

Net cash provided from financing activities during the six months ended June 30, 2008, and 2007 was $130,000 and $0 respectively. The increase in cash provided from financing activities was due to equity financing.

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

3.4	Bylaws of Biosolar, Inc.( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.1	Form of Subscription Agreement dated as of May 26, 2006. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.2	Form of Subscription Agreement dated as of July 17, 2006. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.3	Form of Subscription Agreement dated as of October 11, 2006. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

14.1	Code of Ethics (Incorporated by reference to the Company’s Form 10-K filed with the SEC on March 25, 2008 )

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 1, 2008.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)