Form 10-K/A
period 2007-12-31
BioSolar Inc
filed 2008-09-22
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A-2
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐ No ☒

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

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial recorting.  This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.  Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, we were not effective in maintaining (i) disclosure controls and procedures and (ii) internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer reached this conclusion because in our annual report on Form 10-K we neglected to include an analysis regarding our internal control over financial reporting as required for the first time by the Securities and Exchange Commission (the “SEC”) for annual reports covering the year ended December 31, 2007.  As a result of this omission, that was brought to our management’s attention as a result of a comment letter by the SEC of July 18, 2008, we identified a material weakness in our internal controls.  Specifically, at the time the annual report was due for filing, we were unaware of changes in reporting obligations promulgated by the SEC that requires us to include an analysis regarding our internal control over financial reporting.

We intend to take the following actions to prevent similar omissions form occurring in the future:

●	Before each report is prepared, we will review the SEC’s website in an effort to determine any recent changes in the laws affecting our disclosure obligations.

●
As each report is prepared, we will discuss with our independent consultants who assist us in the preparation of the reports and financial statements included within the reports whether they are aware of any recent changes in the laws affecting our disclosure obligations.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on September 22, 2008.

Biosolar, Inc.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/S/ DAVID LEE	CHIEF EXECUTIVE OFFICER	September 22, 2008
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND
FINANCIAL OFFICER) AND
	CHAIRMAN OF THE BOARD	September 22, 2008

/S/ DENNIS LEPON	DIRECTOR	September 22, 2008
DENNIS LEPON