Form 10-Q
period 2008-09-30
BioSolar Inc
filed 2008-11-03
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

The number of shares of registrant’s common stock outstanding, as of October 30, 2008 was 133,366,777.

BIOSLAR, INC. INDEX

PART I  – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	09/30/08	12/31/07

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$135,897	$340,484
Certificates of deposits	469,181	653,867
Inventory, work in progress	29,198	-
Other receivable	3,976	-
Prepaid expenses	11,829	80,332

Total Current Assets	650,081	1,074,683

PROPERTY & EQUIPMENT
Machinery and equipment	49,130	-
Computer	1,978	1,978
Less: accumulated depreciation	(3,283)	(1,029)

Net Property and Equipment	47,825	949

OTHER ASSETS
Patents, net of amortization of $40	32,279	7,265
Deposit	770	770

TOTAL OTHER ASSETS	33,049	8,035

TOTAL ASSETS	$730,955	$1,083,667

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$6,999	$-
Accrued expenses	-	9,611
Credit card payable	18	995

TOTAL CURRENT LIABILITIES	7,017	10,606

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value; 500,000,000 authorized common shares 133,266,777 and 131,706,777 shares issued and outstanding	13,326	13,170
Additional paid in capital	2,571,801	2,181,958
Deficit accumulated during the development stage	(1,861,189)	(1,122,067)

TOTAL SHAREHOLDERS' EQUITY	723,938	1,073,061

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$730,955	$1,083,667

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					April 24, 2006
	Three Months Ended September 30,		Nine Months Ended September 30,		through
	2008	2007	2008	2007	September 30, 2008

REVENUE	-	-	-	-	-

OPERATING EXPENSES
Selling and marketing expenses	113,068	38,884	265,521	57,828	585,993
General and administrative expenses	119,459	95,790	370,422	256,618	1,022,052
Research and development	49,138	50,620	117,346	150,625	327,530
Depreciation and amortization	984	-	2,254	633	3,323

TOTAL OPERATING EXPENSES	282,649	185,294	755,543	465,704	1,938,898

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(282,649)	(185,294)	(755,543)	(465,704)	(1,938,898)

TOTAL OTHER INCOME
Interest income	3,418	9,075	17,221	32,032	79,309

LOSS BEFORE PROVISION FOR TAXES	(279,231)	(176,219)	(738,322)	(433,672)	(1,859,589)

Provision for income taxes	-	-	(800)	(800)	(1,600)

NET LOSS	$(279,231)	$(176,219)	$(739,122)	$(434,472)	$(1,861,189)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	132,768,081	128,670,494	131,894,806	128,595,762

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2007	131,706,777	$13,170	$2,181,957	$(1,122,067)	$1,073,060

Issuance of common shares in June 2008 for cash (520,000 common shares issued at $0.25 per share ) (unaudited)	520,000	52	129,948	-	130,000

Issuance of common shares in July 2008 for cash (440,000 common shares issued at $0.25 per share ) (unaudited)	440,000	44	109,956	-	110,000

Issuance of common shares in August 2008 for cash (80,000 common shares issued at $0.25 per share ) (unaudited)	80,000	8	19,992	-	20,000

Issuance of common shares in September 2008 for cash (520,000 common shares issued at $0.25 per share ) (unaudited)	520,000	52	129,948	-	130,000

Net Loss (unaudited)	-	-	-	(739,122)	(739,122)

Balance at September 30, 2008 (unaudited)	133,266,777	$13,326	$2,571,801	$(1,861,189)	$723,938

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			April 24, 2006
	Nine Months Ended September 30,		through
	2008	2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(739,122)	$(434,472)	$(1,861,189)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation expense	2,254	633	3,323
Issuance of stock for services	-	-	212,260
(Increase) Decrease in:
Inventory	(29,198)	-	(29,198)
Other receivable	(3,976)	-	(3,976)
Prepaid expenses	68,503	(9,115)	(11,829)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts Payable	6,999	(37,179)	6,999
Accrued Expenses	(9,612)	1,025	0
Credit Card Payable	(977)	(2,917)	18

NET CASH USED IN OPERATING ACTIVITIES	(705,129)	(482,025)	(1,684,362)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(49,130)	-	(51,108)
Patents	(25,014)	-	(32,319)
Investment in Certificate of Deposits	184,686	369,401	(469,181)

NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES	110,542	369,401	(552,608)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	390,000	60,000	2,372,867

NET CASH PROVIDED BY FINANCING ACTIVITIES	390,000	60,000	2,372,867

NET INCREASE/(DECREASE) IN CASH	(204,587)	(52,624)	135,897

CASH, BEGINNING OF PERIOD	340,484	200,739	-

CASH, END OF PERIOD	135,897	148,115	135,897

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$1,600

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the nine months ended September 30, 2007, the Company issued 240,000 shares of common stock for prepaid services at a fair value of $82,600

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2008

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. As discussed in Note 3, the Company has obtained funds from its shareholders since its’ inception through September 30, 2008. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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
SEPTEMBER 30, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”. SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended September 30, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Reclassification
The expenses for the nine months ended September 30, 2007 were reclassified to conform with the expenses for the nine months ended September 30, 2008.

3.	CAPITAL STOCK

During the nine months ended September 30, 2008, the Company issued 1,560,000 shares of common stock at a purchase price of $0.25 per share for cash in the amount of $390,000, through a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended. During the nine months ended September 30, 2007, the Company’s issued 300,000 shares of common stock at a price of $0.20 per share for cash in the amount of $60,000, through a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended; the Company also issued 240,000 shares of common stock for services at prices between $0.26 and $0.54 per share.

4.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

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

Included in the balance at September 30, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

5.	SUBSEQUENT EVENTS

During October 2008, the Company issued 100,000 shares of common stock for $0.25 per share in the amount of $25,000 for services, pursuant to a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses increased by $74,184 or 190.78%, to $113,068 for the three months ended September 30, 2008, compared to the prior period. S&M expenses increased by $207,693 or 359.16%, to $265,521 for the nine months ended September 30, 2008, compared to the prior period. S&M expenses increased due to an increase in marketing exposure.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $23,669 or 24.71%, to $119,459 for the three months ended September 30, 2008, compared to the prior period. G&A expenses increased by $113,804 or 44.35%, to $370,422 for the nine months ended September 30, 2008, compared to the prior period. This increase in G&A expenses was the result of an increase in salaries, professional fees and travel.

Research and Development

Research and Development (“R&D”) expenses decreased by $(1,482) or (2.93)%, to $49,138 for the three months ended September 30, 2008, compared to the prior period. R&D expenses decreased by $(33,279) or (22.09)%, to $117,346 for the nine months ended September 30, 2008, compared to the prior period. This decrease in R&D expenses was the result of a decrease in consulting fees and the Company’s focus on production..

Net Loss

Our net loss increased by $(103,012) to $(279,231) for the three months ended September 30, 2008, compared to the prior period. Net loss increased by $(304,650) to $(739,122) for the nine months ended September 30, 2008, compared to the prior period. Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had $643,064 of working capital as compared to $1,064,077 as of December 31, 2007. This decrease of $421,012 was due primarily to use of funds for operating activities.

Net cash used in operating activities was $705,129 for the nine months ended September 30, 2008, as compared to cash used of $482,025 for the prior period. This increase of $223,104 was primarily attributable to an increase in general and administrative expenses.

Net cash provided by investing activities was $110,542 for the nine months ended September 30, 2008, as compared to cash provided of $369,401 for the prior period. The decrease of cash provided by investing activities was primarily due to a decrease in investing in certificate of deposits. During the nine month period ended September 30, 2008, the Company purchased equipment.

Net cash provided from financing activities during the nine months ended September 30, 2008, and 2007 was $390,000 and $60,000 respectively. The increase in cash provided from financing activities was due to equity financing completed by the Company pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

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

Our plan of operation within the next twelve months is to utilize our cash balances to transition from research and development stage to a production stage for the bio-based plastic backsheets and substrates to reduce the cost of solar cells that convert sun light into electrical energy. In addition, during the next twelve months we plan to accelerate the development activity for other solar cell components, commence a test program to determine the physical properties and characteristics that will be most suitable for commercially available solar cell devices, and build prototype solar cells, as we attempt to validate the commercial viability of additional bio-based solar cell components. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next nine months. Management estimates that it will require additional cash resources during 2009, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued an aggregate of 1,560,000 shares of common stock at a purchase price of $0.25 per share for cash in the amount of $390,000, through a private placement offering which closed on October 10, 2008.

The Company also issued 100,000 shares of its common stock (valued at $25,000) to its Scientific Advisor as compensation for services to the Company.

The above issuances were made pursuant to Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

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

3.4	Bylaws of Biosolar, Inc.( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.1	Form of Subscription Agreement dated as of May 26, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.2	Form of Subscription Agreement dated as of July 17, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.3	Form of Subscription Agreement dated as of October 11, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

14.1	Code of Ethics ( Incorporated by reference to the Company’s Form 10-K filed with the SEC on March 25, 2008 )

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 3, 2008.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)