Form 10-K
period 2008-12-31
BioSolar Inc
filed 2009-03-27
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on June 30, 2008 was $29,978,043.

The number of shares of registrant’s common stock outstanding, as of March 26, 2009 was 133,366,777.

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

We believe that one problem with the use of bio-based materials in solar cells is that these bio-based materials have much lower melting temperature and fragile molecular structure than those of conventional petroleum based plastic materials.   We have developed a proprietary manufacturing and materials process to enhance the characteristics of traditional bio-based materials -- turning them into robust and durable materials for solar applications

We are currently developing our bio-based backsheet, the company’s first product to be commercialized in 2009.  Our line of BioSolar Backsheets (BioBacksheetTM), based on the company’s proprietary materials technology, is designed specifically for C-Si solar cell module manufacturers. These backsheets will be available in rolls of film for direct use in lamination and roll-to-roll assembly systems. We believe that using BioSolar Backsheets can significantly reduce cost over traditional backsheet materials.   BioBacksheetTM, the company’s first product to be commercially available in 2009, is currently in a preproduction stage.

In addition, the company commenced a test program to determine the physical properties and characteristics that will be most suitable for commercially available solar cell devices, and build prototype solar cells, as we attempt to validate the commercial viability of this product in various forms.

Marketing Strategy

BioSolar, Inc. is developing a technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of solar cells.  Most of the solar industry is focused on photovoltaic efficiency to reduce cost.  BioSolar is the first company to introduce a new dimension of cost reduction by replacing petroleum-based plastic solar cell components with durable bio-based materials.   BioBacksheetTM, the company’s first commercially available product is in the preproduction stage and is scheduled to be in production during 2009.  Other related products are in the research and development stage.

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

Our marketing strategy is to market to potential manufacturing partners in our target markets representing photovoltaic module manufactures.

Backlog of Orders

There are currently no orders for sales at this time.

Government Contracts

There are no government contracts at this time.

Compliance with Environmental Laws and Regulations

Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, our compliance with these regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

Manufacturing and Distribution

We currently do not have any mechanism for the manufacture and distribution of BioBacksheet within the company, nor do we have adequate financing to undertake these efforts on our own. We will be outsourcing manufacturing and distribution efforts to contract manufacturing and distributions firms.

Intellectual Property

On June 27, 2006, we filed a patent to protect the intellectual property rights for “A Method for Building Thin Film Flexible Solar Cells on Bio-Based Plastic Substrates”, application number 11/476,518. The inventor listed on the patent application is David Lee, our Chief Executive Officer. The company is listed as the assignee. As of the date of this 10K, we are awaiting the US Patent and Trademark Office to complete their review of our application.

On October 22, 2008, we filed a patent to protect the intellectual property rights for “Phovoltaic Laminated Module Backsheet, Films and Coatings for Use in Module Backsheet, and Processes for Making the Same”, application number 12/256,176.  The inventors listed on the patent application are Stanley Levy, the company’s Chief Technology officer, and Josh Cottrell.  The company is listed as the assignee.  As of the date of this 10K, we are awaiting the US Patent and Trademark Office to complete their review of our application.  This patent protection also has been sought through the World Intellectual Property Organization with the Patent Cooperation Treaty (PCT) to ensure full protection outside of the U.S. on the BioBacksheet technology.  The PCT has been ratified by most of the industrialized countries in the world, including the United States, most of Europe, Russia and the former Soviet Republics, Japan, China, Korea and India.

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

EMPLOYEES

As of March 26, 2009 we had two (2) full time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

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

Since inception, we have incurred losses and have negative cash flows from operations and have never realized revenues. From inception through December 31, 2008, we incurred a net loss of $2,069,713. These factors, among others discussed in Note 1 to the financial statements, raise substantial doubt about the ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

WORLDWIDE ECONOMIC CONDITIONS MAY IMPACT OUR FINANCIAL CONDITION AND OPERATING RESULTS.

In recent months, worldwide economic conditions have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business activities, and could cause us to slow or reduce spending on our research and development activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

Risks Related to Our Common Stock
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

ITEM 2.  PROPERTIES.

Our headquarters are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387. We lease our facility under a lease that expires on May 14, 2009. Our monthly lease payment is $534. The size of our office is 144 square feet.

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

	Fiscal 2009			Fiscal 2008			Fiscal 2007
Quarter Ended	High		Low	High	Low		High*	Low*
March 31	$0.22	**	$0.12	$1.58	$0.38	**	$0.22	$0.10
June 30	N/A		N/A	$0.62	$0.38		$0.24	$0.23
September 30	N/A		N/A	$0.47	$0.32		$0.57	$0.20
December 31	N/A		N/A	$0.34	$0.12		$0.96	$0.36

*Our common stock became eligible for quotation on the NASD's OTC Bulletin Board on February 22, 2007.
** Through March 24, 2009

Common Stock

Our Amended Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock, $.0001 par value per share. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution, or winding up of our company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

As of March 25, 2009, our common stock was held by 117 stockholders of record and we had 133,366,777 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Trust Company N.A., P.O. Box 43070, Providence, RI 02940-3070.

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

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

Unregistered Sales of Equity Securities

During the year ended December 31, 2008, the Company issued 1,660,000 shares of common stock, of which  1,560,000 shares were issued at a price of $0.25  per share through a private placement , and 100,000 shares of common stock were issued to a contractor for services.

* All of the above offerings and sales were deemed or determined by the Company to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

SELLING AND MARKETING EXPENSES

Selling & Marketing Expenses  ("S&M") expenses decreased by $12,642 or 4.16% to $291,487 for the year ended December 31, 2008, compared to the prior year. This decrease in S&M expenses was the result of a decrease in marketing and consulting fees.

GENERAL AND ADMINISTRATIVE EXPENSES

General and  administrative  ("G&A") expenses increased by $92,305 or  23.71% to $481,599 for the year ended December 31, 2008, compared to the prior year. This increase in G&A expenses was the result of a increase in professional  fees, and  salary expenses.

RESEARCH AND DEVELOPMENT

Research and Development ("R&D") costs decreased by $3,012 or 1.56%, to  $190,481 for the year ended December 31, 2008 compared to the prior year. This decrease in R&D costs was the result of a decrease in consulting fees.

NET LOSS

Net Loss increased by $(99,940), or 11.79%, to $(947,646) for the year ended December 31, 2008, compared to the prior year.  This increase in Net Loss was the result of an increase in G&A expenses. Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had $418,211 of working capital as compared to $1,064,077 for the prior year. This decrease of $645,866 was due primarily to use of funds for operating expenses.

During the year ended December 31, 2008, the Company used $862,011 of cash for operating activities, as compared to $746,019 for the prior year. The increase in the use of cash for operating activities was a result of a increase in general and administrative expenses.

Cash provided by investing activities was $164,918 for the year ended December 31, 2008 as compared to cash provided of $354,732 for the prior year. The decrease of cash provided by investing activities was primarily due to an decrease in investing in certificate of deposits.

Cash provided from financing activities during the year ended December 31, 2008 was $390,000 as compared to $531,000 for the prior year. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of December 31, 2008 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through December 31, 2008. Our independent registered public accounting firm has issued their report dated March 16, 2009 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells.  We plan to develop our products and thereafter focus our efforts on establishing markets in related sectors by 2010.

Our plan of operation within the next twelve months is to utilize our cash balances to fully commercialize our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules. In addition, we intend to further enhance test programs to determine the physical properties and characteristics that will be most suitable for the further development of biobased solar cell components, and build solar cells, as we attempt to validate the commercial viability of our product. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next six months. Management estimates that it will require additional cash resources during 2009, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.

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

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information about our executive officers, key employees and directors as of December 31, 2008.

Name	Age	Position
David Lee	49	Chief Executive Officer and Acting Chief Financial Officer
Stanley Levy	69	Vice President and Chief Technology Officer
Steven C. Bartling	46	Director
Dennis LePon	61	Director

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

Directors receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Currently, our directors do not receive monetary compensation for their service on the Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2008. The value attributable to any option awards is computed in accordance with FAS 123R.

Name and Principal Position	Year	Compen-sation ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee - CEO and Acting CFO	2008 2007	$144,000 $144,000	0 0	0 0	0 0	0 0	0 0	0 0	$144,000 $144,000
Stanley Levy – CTO	2008 2007	$132,000 $ 46,750	0 0	0 0	0 0	0 0	0 0	0 0	$132,000 $ 46,750

Employment Agreements

The Company currently has no employment agreements with its executive officers.

Employee Benefit Plans

The Company currently has no health plan for its employees.

Stock Option Plan

The Company has no stock option plan.

Election and Compensation of Directors

The Directors of the Company are elected by the vote of a majority in interest of the holders of the voting stock of the Company and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business.  The directors must be present at the meeting to constitute a quorum.  However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

The Company’s directors currently do not receive monetary compensation for their service on the Board of Directors.  Directors may receive compensation for their services in the future and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 25, 2009, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 25, 2009 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 25, 2009have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total (1)
Common Stock	David Lee	49,500,000	37.6%
Common Stock	Stanley Levy	5,000,000	3.8%
Common Stock	Steven C. Bartling	1,000,000	*
Common Stock	Dennis LePon	1,000,000	*
Common Stock	All Executive Officers and Directors as a Group (4 persons )	56,500,000	41.4%

*Less than one percent.

(i) Based upon 133,366,777 shares issued and outstanding as of March 25, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no material related party transactions which we entered into from inception (April 24, 2006) to December 31, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2008 and 2007 for the audits of our annual financial statements for the fiscal year totaled approximately $16,250 and $23,500, respectively.

Audit-Related Fees

We did not incur assurance and audit-related fees during 2008 and 2007, to HJ Associates & Consultants, LLP in connection with the audit of our financial statements from April 24, 2006 (Inception) through December 31, 2008 for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2008 and December 31, 2007, respectively.

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

3.4	Bylaws of Biosolar, Inc.( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

MATERIAL CONTRACTS

10.1	Form of Subscription Agreement dated as of May 26, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.2	Form of Subscription Agreement dated as of July 17, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.3	Form of Subscription Agreement dated as of October 11, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

14.1	Code of Ethics ( Incorporated by reference to the Company’s annual report on Form 10-K filed with the SEC on March 25, 2008)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 27, 2009.

Biosolar, Inc.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/S/ DAVID LEE	CHIEF EXECUTIVE OFFICER	MARCH 27, 2009
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND
FINANCIAL OFFICER) AND
CHAIRMAN OF THE BOARD

/S/ STEVEN C. BARTLING	DIRECTOR	MARCH 27, 2009
STEVEN C. BARTLING

/S/ DENNIS LEPON	DIRECTOR	MARCH 27, 2009
DENNIS LEPON

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
BioSolar, Inc.
(A Development Stage Company)
Santa Clarita, California

We have audited the accompanying balance sheets of BioSolar, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008, and from inception of the development stage on April 24, 2006 through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSolar, Inc. (a development stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, and from inception of the development stage on April 24, 2006 through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of BioSolar, Inc.'s (a development stage company) internal control over financial reporting as of December 31, 2008 included in “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 1.)  The 2008 and 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 16, 2009

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$33,391	$340,484
Certificates of deposits	372,112	653,867
Inventory, work in progress	24,770	-
Prepaid expenses	8,738	80,332

Total Current Assets	439,011	1,074,683

PROPERTY & EQUIPMENT
Machinery and equipment	49,130	-
Computer	1,978	1,978
Total Property and Equipment	51,108	1,978

Less: accumulated depreciation	(4,647)	(1,029)

Net Property and Equipment	46,461	949

OTHER ASSETS
Patents, net of amortization of $40	74,972	7,265
Deposit	770	770

TOTAL OTHER ASSETS	75,742	8,035

TOTAL ASSETS	$561,214	$1,083,667

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$20,800	$-
Accrued expenses	-	9,611
Credit card payable	-	995

TOTAL CURRENT LIABILITIES	20,800	10,606

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
133,366,777 and 131,706,777 shares issued and outstanding	13,336	13,170
Additional paid in capital	2,596,791	2,181,958
Deficit accumulated during the development stage	(2,069,713)	(1,122,067)

TOTAL SHAREHOLDERS' EQUITY	540,414	1,073,061

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$561,214	$1,083,667

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended		From Inception April 24, 2006 through
	December 31, 2008	December 31, 2007	December 31, 2008

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	291,487	304,129	611,959
General and administrative expenses	481,599	389,294	1,133,229
Research and development	190,481	193,493	400,665
Depreciation and amortization	3,618	673	4,687

TOTAL OPERATING EXPENSES	967,185	887,589	2,150,540

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(967,185)	(887,589)	(2,150,540)

TOTAL OTHER INCOME
Interest income	20,339	40,683	82,427

LOSS BEFORE PROVISION FOR TAXES	(946,846)	(846,906)	(2,068,113)

Provision for income taxes	(800)	(800)	(1,600)

NET LOSS	$(947,646)	$(847,706)	$(2,069,713)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	132,402,777	129,113,689

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

	Common stock		Additional Paid-in	Deficit Accumulated during the Development
	Shares	Amount	Capital	Stage	Total
Inception April 24, 2006	-	$-	$-	$-	$-

Issuance of common stock in April 2006 for services
(1,000 common shares issued at $0.001 per share )	1,000	1	-	-	1

Issuance of founders shares in May 2006 for cash
(29,999,000 common shares issued at $0.00025 per share )	29,999,000	2,999	4,500	-	7,499

Issuance of founders shares in May 2006 for cash
(20,000,000 common shares issued at $0.00025 per share )	20,000,000	2,000	3,000	-	5,000

Issuance of founders shares in May 2006 for cash
(9,000,000 common shares issued at $0.00025 per share )	9,000,000	900	1,350	-	2,000

Issuance of common stock in May 2006 for cash
(25,000,000 common shares issued at $0.015 per share )	25,000,000	2,500	372,500	-	375,000

Issuance of founders shares in June 2006 for cash
(34,000,000 common shares issued at $0.00025 per share )	34,000,000	3,400	5,100	-	8,500

Issuance of common shares in June 2006 for cash
(90,000 common shares issued at $0.10 per share )	90,000	9	8,991	-	9,000

Stocks subscribed	-	-	-	-	250

Issuance of common shares in July 2006 for cash
(5,760,000 common shares issued at $0.10 per share )	5,760,000	576	575,424	-	576,000

Issuance of common shares in August 2006 for cash
(2,807,777 common shares issued at $0.10 per share )	2,807,777	281	280,497	-	280,778

Issuance of common shares in September 2006 for cash
(1,450,000 common shares issued at $0.10 per share )	1,450,000	145	144,855	-	145,000

Issuance of common shares in October 2006 for cash
(450,000 common shares issued at $0.10 per share )	450,000	45	44,955	-	45,000

Net Loss from Inception through December 31, 2006	-	-	-	(274,361)	(274,361)
Balance at December 31, 2006	128,557,777	12,856	1,441,172	(274,361)	1,179,667

Issuance of common shares in September 2007 for cash
(250,000 common shares issued at $0.20 per share )	250,000	25	49,975	-	50,000

Issuance of common shares in September 2007 for cash
(50,000 common shares issued at $0.20 per share )	50,000	5	9,995	-	10,000

Issuance of common shares in September 2007 for services
(100,000 common shares issued at $0.35 per share )	100,000	10	34,990	-	35,000

Issuance of common shares in September 2007 for services
(100,000 common shares issued at $0.26 per share )	100,000	10	25,990	-	26,000

Issuance of common shares in September 2007 for services
(40,000 common shares issued at $0.54 per share )	40,000	4	21,596	-	21,600

Issuance of common shares in October 2007 for services
(4,000 common shares issued at $0.54 per share )	4,000	0	2,160	-	2,160

Issuance of common shares in October 2007 for cash
(1,175,000 common shares issued at $0.20 per share )	1,175,000	117	234,883	-	235,000

Issuance of common shares in October 2007 for services
(250,000 common shares issued at $0.51 per share )	250,000	25	127,475	-	127,500

Issuance of common shares in November 2007 for cash
(1,180,000 common shares issued at $0.20 per share )	1,180,000	118	235,882	-	236,000

Stock issuance cost	-	-	(2,160)	-	(2,160)

Net Loss for the year ended December 31, 2007	-	-	-	(847,706)	(847,706)

Balance at December 31, 2007	131,706,777	13,170	2,181,958	(1,122,067)	1,073,061

Issuance of common shares in June 2008 for cash
(520,000 common shares issued at $0.25 per share )	520,000	52	129,948	-	130,000

Issuance of common shares in July 2008 for cash
(440,000 common shares issued at $0.25 per share )	440,000	44	109,956	-	110,000

Issuance of common shares in August 2008 for cash
(80,000 common shares issued at $0.25 per share )	80,000	8	19,992	-	20,000

Issuance of common shares in September 2008 for cash
(520,000 common shares issued at $0.25 per share )	520,000	52	129,948	-	130,000

Issuance of common shares in October 2008 for services
(100,000 common shares issued at $0.25 per share )	100,000	10	24,990	-	25,000

Net Loss for the year ended December 31, 2008	-	-	-	(947,646)	(947,646)

Balance at December 31, 2008	133,366,777	$13,336	$2,596,792	$(2,069,713)	$540,415

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended		From Inception April 24, 2006 through
	December 31, 2008	December 31, 2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(947,646)	$(847,706)	$(2,069,713)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation expense	3,618	673	4,687
Issuance of stock for services	25,000	212,260	237,260
(Increase) Decrease in:
Inventory	(24,770)	-	(24,770)
Prepaid expenses	71,594	(79,564)	(8,738)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts Payable	20,800	(37,179)	20,800
Accrued Expenses	(9,612)	7,419	-
Credit Card Payable	(995)	(1,922)	-

NET CASH USED IN OPERATING ACTIVITIES	(862,011)	(746,019)	(1,841,244)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(49,130)	-	(51,108)
Patent expenditures	(67,707)	(7,305)	(75,012)
Investment in Certificate of Deposits	281,755	362,037	(372,112)

NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES	164,918	354,732	(498,232)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	390,000	531,000	2,372,867

NET CASH PROVIDED BY FINANCING ACTIVITIES	390,000	531,000	2,372,867

NET INCREASE/(DECREASE) IN CASH	(307,093)	139,713	33,391

CASH, BEGINNING OF PERIOD	340,484	200,739	-

CASH, END OF PERIOD	33,391	340,452	33,391

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$1,600

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the year ended December 31, 2008, the Company issued 100,000 shares of common stock for services at a fair value of $25,000. During the year ended December 31, 2007, the Company issued 494,000 shares of common stock for services at a fair value of $212,260.

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1.	ORGANIZATION AND LINE OF BUSINESS

Organization
BioSolar, Inc. (the "Company") was incorporated in the state of Nevada on April 24, 2006.  The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market a solar cell module component technology.

Line of Business
The Company is currently in the stage of developing an innovative technology to produce bio-based photovoltaic components from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells. The biobased photovoltaic components will be directly marketed to photovoltaic module manufacturers.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its’ inception through the year ended December 31, 2008. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the year ended December 31, 2008, had no revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
DECEMBER 31, 2008 AND 2007

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

Property and Equipment
Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computer equipment	5 years
Machinery & equipment	10 years

Fair Value of Financial Instruments
SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2008, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”.  SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the year ended December 31, 2008, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Reclassification
Certain expenses for the year ended December 31, 2007 were reclassified to conform with the expenses for the year ended December 31, 2008.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
Research and development costs are expensed as incurred.  Total research and development costs were $190,481 and $193,493 for the years ended December 31, 2008 and 2007, respectively.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $16,500 and $35,445 for the years ended December 31, 2008 and 2007, respectively.

Stock based Compensation
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

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. The adoption of SFAS 157 had no impact on our financial statements.

3.	CAPITAL STOCK

During the period ended December 31, 2008, the Company issued 1,560,000 shares of common stock at a price of $0.25 per share for cash in the amount of $390,000. During the year ended December 31, 2007, the Company issued 2,655,000 shares of common stock at a price of $0.20 per share for cash in the amount of $531,000; Also, the Company issued 494,000 shares of common stock at a price between $0.26 and $0.54 per share for services at a fair value of $212,260, pursuant to a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended.

4.	RENTAL LEASE

The Company renewed its lease for a one year term expiring on May 14, 2009. The rent paid for the years ended December 31, 2008 and 2007 were $6,408 and $6,158.

5.	INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

	Useful Lives	2008	2007
Patents-gross		$75,012	$7,306
Less accumulated amortization	20 years	40	40
		$74,972	$7,346

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

5.	INTANGIBLE ASSETS (Continued)

As of December 31, 2008, no amortization has been expensed for the patents, since approval of the patents are pending.

6.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

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

Included in the balance at December 31, 2008, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended December 31, 2008, the Company did not recognize interest and penalties.

7.	DEFERRED TAX BENEFIT

At December 31, 2008, the Company had net operating loss carry-forwards of approximately $2,050,000, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2008 and 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

	2008	2007

Book income	$(379,058)	$(339,070)
State income taxes	(320)	-
Depreciation	(2,341)	-
M&E	400	475
R&D	3,560	4,970

Valuation Allowance	377,759	333,625

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31, 2008 and 2007:

	2008	2007

Deferred tax assets:
NOL carryover	$826,010	$358,337
R&D credit	19,267	5,838

Deferred tax liabilities:
Depreciation	(2,283)	71

Less Valuation Allowance	(842,994)	(364,246)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.