Form 10-Q
period 2009-03-31
BioSolar Inc
filed 2009-05-12
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

The number of shares of registrant’s common stock outstanding, as of May 6, 2009 was 133,366,777.

BIOSLAR, INC. INDEX

PART I  – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2009

BIOSOLAR, INC.

(A Development Stage Company)

BALANCE SHEETS

	(Unaudited)
	March 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$ 86,912	$ 33,391
Certificates of deposits	145,417	372,112
Inventory, raw materials	25,267	24,770
Prepaid expenses	10,813	8,738

Total Current Assets	268,409	439,011

PROPERTY & EQUIPMENT
Machinery and equipment	49,130	49,130
Computer	1,978	1,978
Total Property and Equipment	51,108	51,108

Less: accumulated depreciation	(5,932)	(4,647)

Net Property and Equipment	45,176	46,461

OTHER ASSETS
Patents, net of amortization of $40	75,997	74,972
Deposit	770	770

TOTAL OTHER ASSETS	76,767	75,742

TOTAL ASSETS	$ 390,352	$ 561,214

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 9,987	$ 20,800
Credit card payable	987	-

TOTAL CURRENT LIABILITIES	10,974	20,800

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
133,366,777 and 131,706,777 shares issued and outstanding	13,336	13,336
Additional paid in capital	2,596,791	2,596,791
Deficit accumulated during the development stage	(2,230,749)	(2,069,713)

TOTAL SHAREHOLDERS' EQUITY	379,378	540,414

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 390,352	$ 561,214

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

			From Inception
			April 24, 2006
	For the Three Months Ended		through
	March 31, 2009	March 31, 2008	March 31, 2009

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Selling and marketing expenses	27,573	48,178	639,532
General and administrative expenses	118,177	124,326	1,251,406
Research and development	14,700	33,628	415,365
Depreciation and amortization	1,285	95	5,972

TOTAL OPERATING EXPENSES	161,735	206,227	2,312,275

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(161,735)	(206,227)	(2,312,275)

TOTAL OTHER INCOME
Interest income	1,499	8,393	83,926

LOSS BEFORE PROVISION FOR TAXES	(160,236)	(197,834)	(2,228,349)

Provision for income taxes	(800)	(800)	(2,400)

NET LOSS	$ (161,036)	$ (198,634)	$ (2,230,749)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	133,366,777	131,706,777

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2008	133,366,777	$ 13,336	$ 2,596,791	$ (2,069,713)	$ 540,414

Net Loss for the period ended March 31, 2009 (unaudited)	-	-	-	(161,036)	(161,036)

Balance at March 31, 2009 (unaudited)	133,366,777	$ 13,336	$ 2,596,791	$ (2,230,749)	$ 379,378

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			From Inception
			April 24, 2006
	For the Three Months Ended		through
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (161,036)	$ (198,634)	$ (2,230,749)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	1,285	95	5,972
Issuance of stock for services	-	-	237,260
(Increase) Decrease in:
Other receivable	-	(12,676)	-
Inventory	(497)	-	(25,267)
Prepaid expenses	(2,075)	11,158	(10,813)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts Payable	(10,813)	-	9,987
Accrued Expenses	-	(4,681)	-
Credit Card Payable	987	(995)	987

NET CASH USED IN OPERATING ACTIVITIES	(172,149)	(205,733)	(2,013,393)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	-	(51,108)
Patent expenditures	(1,025)	(11,495)	(76,037)
Proceeds from /(investments in) Certificate of Deposits	226,695	(7,259)	(145,417)

NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES	225,670	(18,754)	(272,562)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	2,372,867

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	2,372,867

NET INCREASE/(DECREASE) IN CASH	53,521	(224,487)	86,912

CASH, BEGINNING OF PERIOD	33,391	340,484	-

CASH, END OF PERIOD	86,912	115,997	86,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Taxes paid	$ 800	$ 800	$ 1,600

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2009

1.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

MARCH 31, 2009

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations

The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”.  SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Reclassification

Certain expenses for the period ended March 31, 2008 were reclassified to conform with the expenses for the period ended March 31, 2009.

3.

CAPITAL STOCK

During the three months ended March 31, 2009, the Company issued no shares of common stock.

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

Included in the balance at March 31, 2009, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

5.   SUBSEQUENT EVENT

During the period from April 2009 through May 12, 2009, the Company sold 2 million common shares of stock (the “Shares”) for total proceeds of $100,000 at a price of $.05 per share. The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale of the Shares.

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

We are focusing our research and product development efforts on producing bio-based components that meet the thermal and durability requirements of current solar cell manufacturing processes for conventional crystalline cell designs as well as thin film PV devices in an effort to capitalize on what we perceive as cost advantages to current petroleum based plastic solar module components.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB released FASB Staff Position (“FSP”) SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial statements.

In April 2009, the FASB released FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-4). This FSP provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” SFAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of SFAS 157- 4 during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial statements.

In April 2009, the FASB released FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than- Temporary Impairments.” This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Proposed Staff Position during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial statements.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing ("S&M") expenses decreased by $(20,605) or (42.77)%, to $27,573 for the three months ended March 31, 2009 compared to the prior period. S&M expenses decreased due to a decrease in consulting fees.

General and Administrative Expenses

General and administrative ("G&A") expenses decreased by $(6,149) or (4.95)%, to $118,177 for the three months ended March 31, 2009, compared to the prior period. This decrease in G&A expenses was the result of a decrease in professional fees.

Research and Development

Research and Development ("R&D") expenses decreased by $(18,928) or (56.293)%, to $14,700 for the three months ended March 31, 2009, compared to the prior period. This decrease in R&D expenses was offset by increased fees paid for materials to manufacture the product.

Net Loss

Our net loss decreased by $37,598 to $(161,036) for the three months ended March 31, 2009, compared to the prior period. Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had $257,435 of working capital as compared to $854,042 for the prior year. This decrease of $596,607 was due primarily to use of funds for operating expenses.

During the three months ended March 31, 2009, the Company used $172,148 of cash for operating activities, as compared to $205,733 for the prior year. The decrease in the use of cash for operating activities was a result of a decrease in general and administrative expenses, and research and development.

Cash provided by investing activities was $225,670 for the three months ended March 31, 2009 as compared to cash used of $(18,754) for the prior year. The increase of cash provided by investing activities was primarily due to proceeds from investing in certificate of deposits.

Cash provided from financing activities was $0 for the three months ended March 31, 2009 and 2008 respectively. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of March 31, 2009 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through March 31, 2009. Our independent registered public accounting firm has issued their report dated March 16, 2009 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells.  We plan to develop our products and thereafter focus our efforts on establishing markets in related sectors by 2010.

Our plan of operation within the next twelve months is to utilize our cash balances to commercialize our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules. In addition, we intend to further enhance test programs to determine the physical properties and characteristics that will be most suitable for the further development of biobased solar cell components, and build solar cells, as we attempt to validate the commercial viability of our product. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next six months. Management estimates that it will require additional cash resources during 2009, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 27, 2009.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 12, 2009.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)