Form 10-Q
period 2009-07-24
BioSolar Inc
filed 2009-07-28
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

The number of shares of registrant’s common stock outstanding, as of July27, 2009 was 133,366,777.

BIOSLAR, INC. INDEX

PART I  – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2009

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited) June 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$ 122,863	$ 33,391
Certificates of deposits	146,373	372,112
Inventory, raw materials	20,338	24,770
Prepaid expenses	15,901	8,738

Total Current Assets	305,475	439,011

PROPERTY & EQUIPMENT
Machinery and equipment	49,130	49,130
Computer	1,978	1,978
Total Property and Equipment	51,108	51,108

Less: accumulated depreciation	(7,217)	(4,647)

Net Property and Equipment	43,891	46,461

OTHER ASSETS
Patents, net of amortization of $40	82,895	74,972
Deposit	770	770

TOTAL OTHER ASSETS	83,665	75,742

TOTAL ASSETS	$ 433,031	$ 561,214

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ -	$ 20,800
Credit card payable	3,006	-

TOTAL CURRENT LIABILITIES	3,006	20,800

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
133,366,777 shares issued and outstanding	13,336	13,336
Additional paid in capital	2,596,791	2,596,791
Common stock subscription payable	203,000	-
Deficit accumulated during the development stage	(2,383,102)	(2,069,713)

TOTAL SHAREHOLDERS' EQUITY	430,025	540,414

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 433,031	$ 561,214

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					April 24, 2006
	For the Three Months Ended		For the Six Months Ended		through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Selling and marketing expenses	27,760	110,333	55,333	158,511	667,292
General and administrative expenses	113,395	125,600	231,572	250,945	1,364,801
Research and development	10,940	28,523	25,641	62,151	426,305
Depreciation and amortization	1,285	1,174	2,570	1,269	7,257

TOTAL OPERATING EXPENSES	153,380	265,630	315,116	472,876	2,465,655

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(153,380)	(265,630)	(315,116)	(472,876)	(2,465,655)

TOTAL OTHER INCOME
Interest income	1,027	5,411	2,527	13,803	84,953

LOSS BEFORE PROVISION FOR TAXES	(152,353)	(260,219)	(312,589)	(459,073)	(2,380,702)

Provision for income taxes	-	(800)	(800)	(800)	(2,400)

NET LOSS	$ (152,353)	$ (261,019)	$ (313,389)	$ (459,873)	$ (2,383,102)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	133,366,777	131,750,733	133,366,777	131,728,755

The accompanying notes are an integral part of these financial statements

3

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY

					Deficit
					Accumulated
			Additional		during the
	Common stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Payable	Stage	Total

Balance at December 31, 2008	133,366,777	$ 13,336	$ 2,596,791	$ -	$ (2,069,713)	$ 540,414

Common stock subscription payable (unaudited)	-	-	-	203,000.00	-	203,000.00

Net Loss for the six months ended June 30, 2009 (unaudited)	-	-	-		(313,389)	(313,389)

Balance at June 30, 2009 (unaudited)	133,366,777	$ 13,336	$ 2,596,791	$ 203,000	$ (2,383,102)	$ 430,025

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			April 24, 2006
	For the Six Months Ended		through
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (313,389)	$ (459,873)	$ (2,383,102)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	2,570	1,269	7,257
Issuance of stock for services	-	-	237,260
Changes in Assets and Liabilities
(Increase) Decrease in:
Other receivable	-	(11,207)	-
Inventory	4,432	(60,078)	(20,338)
Prepaid expenses	(7,163)	25,319	(15,901)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts Payable	(20,800)	19,195	-
Accrued Expenses	-	(3,805)	-
Credit Card Payable	3,006	(995)	3,006

NET CASH USED IN OPERATING ACTIVITIES	(331,344)	(490,175)	(2,172,588)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	(49,130)	(51,108)
Patent expenditures	(7,923)	(11,495)	(82,935)
Proceeds from /(investments in) Certificate of Deposits	225,739	187,796	(146,373)

NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES	217,816	127,171	(280,416)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subcription payable	203,000	-	203,000
Proceeds from issuance of common stock	-	130,000	2,372,867

NET CASH PROVIDED BY FINANCING ACTIVITIES	203,000	130,000	2,575,867

NET INCREASE/(DECREASE) IN CASH	89,472	(233,004)	122,863

CASH, BEGINNING OF PERIOD	33,391	340,484	-

CASH, END OF PERIOD	122,863	107,480	122,863

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Taxes paid	$ 800	$ 800	$ 2,400

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2009

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

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

JUNE 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations

The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”. SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company's financial statements.

3.	CAPITAL STOCK

During the six months ended June 30, 2009, the Company issued no shares of common stock.

During the six months ended June 30, 2009, the Company received stock subscriptions totaling $203,000 to purchase 4,060,000 shares of restricted common stock at a price of $0.05 per share. As of June 30, 2009, the Company had not issued the common stock shares related to these subscriptions. The Company has recorded the $203,000 in cash received, as a stock subscription payable in Shareholders’ Equity at June 30, 2009.

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

Included in the balance at June 30, 2009, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

5.	SUBSEQUENT EVENT

BIOSOLAR, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2009

In accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the company evaluated subsequent events after the balance sheet date of June 30, 2009 through July 23, 2009.

During the period from July 1, 2009 through July 23, 2009, the Company sold 8,690,000 restricted common shares of stock (the “Shares”) for total proceeds of $434,500 at a price of $.05 per share. As of July 23, 2009, the company had not issued the common stock shares related to these subscriptions. The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale of the Shares

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company's financial statements.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing ("S&M") expenses decreased by $82,573 or 74.84%, to $27,760 for the three months ended June 30, 2009 compared to the prior period. S&M expenses decreased by $103,178 or 65.09%, to $55,333 for the six months ended June 30, 2009, compared to the prior period. S&M expenses decreased due to a decrease in consulting and marketing fees.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $12,205 or 9.72%, to $113,395 for the three months ended June 30, 2009, compared to the prior period. G&A expenses decreased by $19,373 or 7.72%, to $231,572 for the six months ended June 30, 2009, compared to the prior period. This decrease in G&A expenses was the result of a decrease in professional fees.

Research and Development

Research and Development (“R&D”) expenses decreased by $17,583 or 61.64%, to $10,940 for the three months ended June 30, 2009, compared to the prior period. R&D expenses decreased by $36,510 or 58.74%, to $25,641 for the six months ended June 30, 2009, compared to the prior period. This decrease in R&D expenses was the result of a decrease in fees paid to consultants.

Net Loss

Our Net Loss decreased by $108,666 to $152,353 for the three months ended June 30, 2009, compared to the prior period. Net loss decreased by $146,484 to $313,389 for the six months ended June 30, 2009, compared to the prior period. The decrease in Net Loss was due to a reduction of the operating expenses. Currently the Company is in its development stage and had no revenues..

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had $302,469 of working capital as compared to $674,847 for the prior year. This decrease of $372,378 was due primarily to use of funds for operating expenses.

During the six months ended June 30, 2009, the Company used $331,344 of cash for operating activities, as compared to $490,175 for the prior period. The decrease in the use of cash for operating activities was a result of a decrease in general and administrative expenses, and research and development.

Cash provided by investing activities for the six months ended June 30, 2009 was $217,816, as compared to cash used of $127,171 for the prior period. The increase of cash provided by investing activities was primarily due to proceeds from investing in certificate of deposits.

Cash provided from financing activities for the six months ended June 30, 2009 was $203,000, as compared to $130,000 for the prior period. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of June 30, 2009 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through June 30, 2009. Our independent registered public accounting firm has issued their report dated March 16, 2009 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from April 2009 through May 12, 2009, the Company sold 4,060,000 shares of common stock (the “Shares”) for total proceeds of $203,000 at a price of $.05 per share. The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale of the Shares.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on July 28, 2009.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)