Form 10-Q/A
period 2009-03-31
BioSolar Inc
filed 2009-10-26
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

This amended quarterly report on Form 10-Q/A ("Form 10-Q/A") is being filed to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2009 , which was originally filed with the Securities and Exchange Commission on May 12, 2009.

This Form 10-Q/A is being filed to include a revised Exhibit 31.

This Amendment does not amend any other information set forth in the Form 10-Q, and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of such report. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of our principal executive officer and principal financial officer are attached as exhibits to this Amendment.

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