Form 10-Q/A
period 2009-06-30
BioSolar Inc
filed 2009-10-26
CIK 1371128

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

The number of shares of registrant’s common stock outstanding, as of July 27, 2009 was 133,366,777.

EXPLANATORY NOTE

This amended quarterly report on Form 10-Q/A ("Form 10-Q/A") is being filed to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2009 , which was originally filed with the Securities and Exchange Commission on July 28, 2009.

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