Form 10-Q
period 2009-09-30
BioSolar Inc
filed 2009-11-12
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

The number of shares of registrant’s common stock outstanding, as of November 11, 2009 was 147,766,777.

BIOSLAR, INC. INDEX

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$435,504	$33,391
Certificates of deposits	146,862	372,112
Inventory, raw materials	20,338	24,770
Prepaid expenses	17,034	8,738

Total Current Assets	619,738	439,011

PROPERTY & EQUIPMENT
Machinery and equipment	74,643	49,130
Computer	1,978	1,978
Total Property and Equipment	76,621	51,108

Less: accumulated depreciation	(8,715)	(4,647)

Net Property and Equipment	67,906	46,461

OTHER ASSETS
Patents, net of amortization of $40	86,240	74,972
Deposit	770	770

TOTAL OTHER ASSETS	87,010	75,742

TOTAL ASSETS	$774,654	$561,214

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,785	$20,800
Credit card payable	703	-

TOTAL CURRENT LIABILITIES	3,488	20,800

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
147,766,777 and 133,366,777 shares issued and outstanding, respectively	14,776	13,336
Additional paid in capital	3,315,351	2,596,791
Deficit accumulated during the development stage	(2,558,961)	(2,069,713)

TOTAL SHAREHOLDERS' EQUITY	771,166	540,414

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$774,654	$561,214

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					April 24, 2006
	For the Three Months Ended		For the Nine Months Ended		through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2009	September 30, 2009

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	22,044	113,068	77,377	265,521	689,336
General and administrative expenses	127,104	119,459	358,676	370,422	1,491,905
Research and development	26,001	49,138	51,641	117,346	452,306
Depreciation and amortization	1,498	984	4,068	2,254	8,755

TOTAL OPERATING EXPENSES	176,647	282,649	491,762	755,543	2,642,302

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(176,647)	(282,649)	(491,762)	(755,543)	(2,642,302)

TOTAL OTHER INCOME
Interest income	788	3,418	3,314	17,221	85,741

LOSS BEFORE PROVISION FOR TAXES	(175,859)	(279,231)	(488,448)	(738,322)	(2,556,561)

Provision for income taxes	-	-	(800)	(800)	(2,400)

NET LOSS	$(175,859)	$(279,231)	$(489,248)	$(739,122)	$(2,558,961)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	138,375,473	132,768,081	135,048,529	131,894,806

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY

					Deficit
					Accumulated
			Additional		during the
	Common stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Payable	Stage	Total

Balance at December 31, 2008	133,366,777	$13,336	$2,596,791	$-	$(2,069,713)	$540,414

Common stock subscription payable (unaudited)	-	-	-	203,000	-	203,000

Issuance of common shares in September 2009 for cash (4,060,000 common shares issued at $0.05 per share ) (unaudited)	4,060,000	406	202,594	(203,000)	-	-

Issuance of common shares in September 2009 for cash (3,200,000 common shares issued at $0.05 per share ) (unaudited)	3,200,000	320	159,680	-	-	160,000

Issuance of common shares in September 2009 for cash (7,140,000 common shares issued at $0.05 per share ) (unaudited)	7,140,000	714	356,286	-	-	357,000

Net Loss for the nine months ended September 30, 2009 ( unaudited)	-	-	-		(489,248)	(489,248)

Balance at September 30, 2009 (unaudited)	147,766,777	$14,776	$3,315,351	$-	$(2,558,961)	$771,166

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			April 24, 2006
	For the Nine Months Ended		through
	September 30, 2009	September 30, 2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(489,248)	$(739,122)	$(2,558,961)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation expense	4,068	2,254	8,755
Issuance of stock for services	-	-	237,260
Changes in Assets and Liabilities (Increase) Decrease in:
Inventory	4,432	(29,198)	(20,338)
Other receivable	-	(3,976)	-
Prepaid expenses	(8,296)	68,503	(17,034)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts Payable	(18,015)	6,999	2,785
Accrued Expenses	-	(9,612)	-
Credit Card Payable	703	(977)	703

NET CASH USED IN OPERATING ACTIVITIES	(506,356)	(705,129)	(2,347,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(25,513)	(49,130)	(76,621)
Patent expenditures	(11,268)	(25,014)	(86,280)
Proceeds from /(investments in) Certificate of Deposits	225,250	184,686	(146,862)

NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES	188,469	110,542	(309,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subcription payable	203,000	-	203,000
Proceeds from issuance of common stock	517,000	390,000	2,889,867

NET CASH PROVIDED BY FINANCING ACTIVITIES	720,000	390,000	3,092,867

NET INCREASE/(DECREASE) IN CASH	402,113	(204,587)	435,504

CASH, BEGINNING OF PERIOD	33,391	340,484	-

CASH, END OF PERIOD	435,504	135,897	435,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$2,400

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2009

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

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

Development Stage Activities and Operations
The Company is in its initial stages of formation and has insignificant revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
SEPTEMBER 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
Loss per Share calculates basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”. This guidance clarifies how the fair value a liability should be determined. This guidance is effective for the first reporting period after issuance. We will adopt this guidance for our year ending December 31, 2009. We do not expect the adoption of this guidance to have a material impact on our financial statements

3.	CAPITAL STOCK

During the nine months ended September 30, 2009, the Company issued 14,400,000 shares of common stock at a purchase price of $0.05 per share for cash in the amount of $720,000,  through a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended. During the nine months ended September 30, 2008, the Company issued 1,560,000 shares of common stock at a purchase price of $0.25 per share for cash in the amount of $390,000, through a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2009

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

Included in the balance at September 30, 2009, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

5.	SUBSEQUENT EVENT

Management has evaluated subsequent events as of November 11, 2009, and has determined there are no subsequent events to be reported.

I TEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”. This guidance clarifies how the fair value a liability should be determined. This guidance is effective for the first reporting period after issuance. We will adopt this guidance for our year ending December 31, 2009. We do not expect the adoption of this guidance to have a material impact on our financial statements

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing ("S&M") expenses decreased by $91,024 or 80.50%, to $22,044 for the three months ended September 30, 2009 compared to the prior period.  S&M expenses decreased by $188,144 or 70.86%, to $77,377 for the nine months ended September 30, 2009, compared to the prior period. S&M expenses decreased due to a decrease in consulting and marketing fees.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $7,645 or 6.40%, to $127,104 for the three months ended September 30, 2009, compared to the prior period. G&A expenses decreased by $11,746 or 3.17%, to $358,676 for the nine months ended September 30, 2009, compared to the prior period. This decrease in G&A expenses was the result of a decrease in overall expenses.

Research and Development

Research and Development (“R&D”) expenses decreased by $23,137 or 47.09%, to $26,001for the three months ended September 30, 2009, compared to the prior period. R&D expenses decreased by $65,705 or 55.99%, to $51,641 for the nine months ended September 30, 2009, compared to the prior period. This decrease in R&D expenses was the result of a decrease in materials and supplies.

Net Loss

Our Net Loss decreased by $103,372 to $175,859 for the three months ended September 30, 2009, compared to the prior period. Net loss decreased by $249,874 to $489,248 for the nine months ended September 30, 2009, compared to the prior period. The decrease in Net Loss was due to a reduction of the operating expenses.  Currently the Company is in its development stage and had no revenues..

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had $616,250 of working capital as compared to $643,064 for the prior period. This decrease of $26,814 was due primarily to use of funds for operating expenses.

During the nine months ended September 30, 2009, the Company used $506,356 of cash for operating activities, as compared to $705,129 for the prior period. The decrease in the use of cash for operating activities was a result of a decrease in operating expenses.

Cash provided by investing activities for the nine months ended September 30, 2009 was $188,469, as compared to cash provided of $110,542 for the prior period. The net increase of cash provided by investing activities was primarily due to proceeds from investing in certificate of deposits.

Cash provided from financing activities for the nine months ended September 30, 2009 was $720,000, as compared to $390,000 for the prior period. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of September 30, 2009 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through September 30, 2009. Our independent registered public accounting firm has issued their report dated March 16, 2009 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells.  We plan to commercialize three different versions of BioBacksheet, a bottom most layer of Photovoltaic solar modules by 2010, and thereafter focus our efforts on establishing markets in related sectors by 2012.

Our plan of operation within the next twelve months is to utilize our cash balances to begin sales and marketing of our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules as well as thin film photovoltaic modules.  In addition, we intend to further enhance test programs to determine the physical properties and characteristics that will be most suitable for the further development of biobased solar module components, and build test solar modules, as we attempt to validate the commercial viability of our products.

We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next six months. Management estimates that it will require additional cash resources during 2010, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 27, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company sold 10,340,000 shares of common stock (the “Shares”) for total proceeds of $517,000 at a price of $.05 per share.
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 12, 2009.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)