Form 10-K
period 2009-12-31
BioSolar Inc
filed 2010-03-24
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on June 30, 2009 was $18,800,956.

The number of shares of registrant’s common stock outstanding, as of March 19, 2010 was 147,766,777.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

Overview

We are developing an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar modules. Most of the solar industry is focused on photovoltaic efficiency to reduce cost, but we are introducing a new dimension of cost reduction by replacing petroleum-based plastic solar module components with durable bio-based components. The process for producing electricity from sunlight is known as Photovoltaics. Photovoltaic ("PV") is the science of capturing and converting sun light into electricity.

We are focusing our research and product development efforts on producing bio-based components that meet the thermal and durability requirements of current solar module manufacturing processes for conventional crystalline cell designs as well as thin film PV devices in an effort to capitalize on what we perceive as cost advantages to current petroleum based solar cell components.

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

We believe that one problem with the use of bio-based materials in solar cells is that these bio-based materials have much lower melting temperature and fragile molecular structure than those of conventional petroleum based plastic materials.   We have developed a proprietary manufacturing and materials process to enhance the characteristics of traditional bio-based materials — turning them into robust and durable materials for solar applications

We are currently developing multiple versions of our bio-based backsheet, and the company’s first product went into limited production state in late 2009.  Our line of BioSolar Backsheets (BioBacksheetTM), based on the company’s proprietary materials technology, is designed for C-Si solar cell module manufacturers as well as for thin film solar module manufacturers. These backsheets will be available in rolls of film for direct use in lamination and roll-to-roll assembly systems. We believe that using BioSolar Backsheets can significantly reduce cost over traditional backsheet materials.   The company’s first BioBacksheetTM  is currently in a limited production stage.

In addition, the company commenced a test program to determine the physical properties and characteristics that will be most suitable for commercially available solar cell devices, and build prototype solar cells, as we attempt to validate the commercial viability of this product in various forms.

Marketing Strategy

BioSolar, Inc. is developing a technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of solar cells.  Most of the solar industry is focused on photovoltaic efficiency to reduce cost.  BioSolar is the first company to introduce a new dimension of cost reduction by replacing petroleum-based plastic solar cell components with durable bio-based materials.   BioBacksheetTM, the company’s first commercially available product is in a limited production stage and two additional versions of BioBacksheetTM which enhanced capabilities are scheduled to start production during 2010.  Other related products are in the research and development stage.

We intend to market our bio-based solar module components directly to photovoltaic module manufacturers. In order to create a favorable environment for sales, we plan to undertake advertising and promotion efforts. These efforts will be outsourced and will require the services of advertising and public relations firms. We plan to interview various firms and select those most capable of assisting us with comprehensive advertising and promotion plans. We have not yet finalized the potential costs of our marketing strategy.

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

EMPLOYEES

As of March 11, 2010 we had two (2) full time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

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

Since inception, we have incurred losses and have negative cash flows from operations and have never realized revenues. From inception through December 31, 2009, we incurred a net loss of $2,714,314. These factors, among others discussed in Note 1 to the financial statements, raise substantial doubt about the ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 38.2% of the outstanding shares of our common stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

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

Securities traded on the Over-The-Counter Bulletin Board must be registered with the Securities and Exchange Commission  and the issuer must be current with its filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

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

ITEM 2.      PROPERTIES.

Our headquarters are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387. We lease our facility under a lease that expires on May 14, 2010. Our monthly lease payment is $534. The size of our office is 144 square feet.

ITEM 3.      LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4.           RESERVED

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

	Fiscal 2010			Fiscal 2009		Fiscal 2008
Quarter Ended	High	Low		High	Low	High	Low
March 31	$0.16	$0.10	**	$0.22	$0.111	$1.58	$0.38
June 30				$0.27	$0.105	$0.62	$0.38
September 30				$0.22	$0.15	$0.47	$0.32
December 31				$0.18	$0.12	$0.34	$0.12

*Our common stock became eligible for quotation on the NASD's OTC Bulletin Board on February 22, 2007.
** Through March 19, 2010

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

As of March 19, 2010, our common stock was held by 111 stockholders of record and we had 147,766,777 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Trust Company N.A., P.O. Box 43070, Providence, RI 02940-3070.

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

Securities Authorized for Issuance Under Equity Compensation Plan

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2009.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2009, the Company issued 14,400,000 shares of common stock, at a price of $0.05  per share through a private placement.

The above offerings and sales were deemed or determined by the Company to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offering and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

SELLING AND MARKETING EXPENSES

          Selling and Marketing Expenses ("S&M") expenses decreased by $179,044 or 61.42% to $112,443 for the year ended December 31, 2009, compared to $291,487 for the prior year. The decrease in S&M expenses was a result of a decrease in consulting fees of $98,900 due to the Company utilizing less advisory services for assessing markets for energy technologies, and a decrease in marketing expenses of $82,074 was due to less media exposure in the current year.

GENERAL AND ADMINISTRATIVE EXPENSES

              General and administrative ("G&A") expenses decreased by $14,822 or 3.08% to $466,777 for the year ended December 31, 2009, compared to $481,599 for the prior year. This decrease in G&A expenses was the result of a decrease in professional fees of $7,383 due to lower cost for registering shares, and a decrease of $7,950 in travel and professional development.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs decreased by $127,775 or 67.08%, to $62,706 for the year ended December 31, 2009 compared to $190,481 for the prior year. This decrease in R&D costs was the result of a decrease in consulting fees and materials. The Company is in the testing phase of its new technology, which required less labor and materials.

NET LOSS

         Net Loss decreased by $(303,045), or 31.98%, to $(644,601) for the year ended December 31, 2009, compared to $(947,646) for the prior year.  This decrease in net loss was the result of a decrease in overall operating expenses. Currently the Company is in its development stage and has no revenues.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2009, we had $462,726 of working capital as compared to $418,211 for the prior year. This increase of $44,515 was due primarily to equity financing and less liabilities.

         During the year ended December 31, 2009, the Company used $652,111 of cash for operating activities, as compared to $862,011 for the prior year. The decrease of $209,900 in the use of cash for operating activities was a result of a decrease in net loss of $303,045 due to a reduction of overall operating expenses. There were no shares issued for services in the current year compared to $25,000 issued in the prior year to outside consultants. The decrease in inventory of $7,694 was due to utilizing the inventory on hand of $24,770 from the prior year for research and development of the technology. The prepaid expenses increased by $(3,678) due to legal fees for the current year compared to a decrease of $71,594 for consulting fees in the prior year. Accounts payable decreased by $(18,267) due to a reduction in cost to consultants for research and development compared to an increase of $20,800 for the prior year.

          Cash provided by investing activities was $187,949 for the year ended December 31, 2009 as compared to cash provided of $164,918 for the prior year. The increase of cash provided by investing activities for the amount of $23,031 was primarily due to a decrease of $79,962 in the purchase of fixed and intangible assets, and proceeds of $(56,931) transferred from certificate of deposits.

          Cash provided from financing activities during the year ended December 31, 2009 was $720,000 as compared to $390,000 for the prior year. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and have no revenues.

Our financial statements as of December 31, 2009 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through December 31, 2009. Our independent registered public accounting firm has issued their report dated March 24, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells.  We plan to develop our products and thereafter focus our efforts on establishing markets in related sectors by 2011.

Our plan of operation within the next twelve months is to utilize our cash balances to fully commercialize our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules. In addition, we intend to further enhance test programs to determine the physical properties and characteristics that will be most suitable for the further development of biobased solar module components, and build solar cells, as we attempt to validate the commercial viability of our product. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2010, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.

ITEM 8.       FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A (T).             CONTROLS AND PROCEDURES.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report by HJ Associates & Consultants, LLP, our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION.

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	50	Chief Executive Officer, Acting Chief Financial Officer and Dirctor
Stanley Levy	71	Vice President and Chief Technology Officer
Steven C. Bartling	47	Director
Dennis LePon	62	Director

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

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

David Lee - Chief Executive Officer and Acting Chief Financial Officer and Director of the Company since inception (April 24, 2006). Dr. Lee has over 20 years of engineering, marketing, sales, and corporate management experience in the areas of military and consumer communication systems, automotive electronics, software development and consulting.  From 2004 to 2006, he was with Ramsey-Shilling Co. in the business of Commercial Real Estate Investment and Brokerage.  From 2000 to 2004, he served as Chief Operating Officer for Applied Reasoning, Inc., a Delaware company engaged in the business of Internet Software Development. From 1994 to 2000, he served as Vice Present and General Manager for RF-Link Technology, Inc., a California company engaged in the business of Wireless Technology Development and Manufacturing. Dr. Lee received a Ph.D. in Electrical Engineering from Purdue University in 1989, a Master of Science in Electrical Engineering from University of Michigan in 1986 and a Bachelor of Science in Electrical Engineering from the University of Texas at Austin in 1984.

Stanley Levy - Vice President and Chief Technology Officer of the Company since August 2007. Dr. Levy has over 40 years of engineering and technical experience in the areas of plastics and film development. Dr. Levy spent 27 years at DuPont working on many of their premiere films, including Teflon, Mylar and Kapton. He holds 12 patents, his work has been published in numerous technical publications and he has received several awards for technical excellence. Prior to joining BioSolar, Dr. Levy was a consultant on module packaging for photovoltaic manufacturing companies including Global Solar, MiaSole, and Solar Integrated Technologies. In addition, he is a member of the National Renewable Energy Laboratory's Thin Film PV Module Reliability Team. Dr. Levy holds a Ph.D in Mechanical Engineering from the University of Connecticut, a Master of Science in Mechanical Engineering from the University of Connecticut and a Bachelor of Science in Mechanical Engineering from the University of Rhode Island.

Steven C. Bartling – Director since May 11, 2006: Steven C. Bartling has over 25 years of engineering and corporate management experience in the areas of ultra high performance digital CMOS (Complementary Metal Oxide Semiconductor) circuit design, high performance microprocessor architecture/design, systems on a chip, packaging, and testing. From 2002 to the present, Mr. Bartling has been employed in ASIC (Application Specific Integrated Circuit) research and development for Texas Instruments, Inc. From 2001 to 2002, he served as Director of Custom Design for Celerence, an Oragon company engaged in the business of Optical Communication Networking. Mr. Bartling received a Master of Science in Electrical Engineering from Georgia Institute of Technology in 1987 and a Bachelor of Science in Electrical Engineering from the University of Texas at Austin in 1985.  We concluded that Mr. Bartling’s wealth of technical and business experience he gained through his successful technical and corporate management career made him qualified to serve on the Board of Directors.  Mr. Bartling does not currently hold any other directorship.

Dennis LePon – Director since May 11, 2006: Dennis LePon has over 35 years of financial, managerial, and business experience working for a bank, real estate finance companies, as well as a start up high tech company. From 1992 to the present, Mr. LePon has served as Chief Financial officer of Catalyst Resource Group, Inc., a real estate finance and consulting firm offering specialized financing for healthcare, C-Store, gasoline station and other varied commercial properties nationwide.  From 2002 to 2004, he served as Chief Financial Officer for FoodMarket Place.com, a California company engaged in the business of Web Based marketing for food and restaurant industry partnered with Hewlett Packard. Mr. LePon received a Bachelor of Arts from California State University at Northridge in 1969 and a Master of Business Administration from the University of Southern California in 1977.  We concluded that Mr. LePon’s strong financial and business experience he gained throughout his successful financial and corporate management career made him qualified to serve on the Board of Directors.  Mr. LePon does not currently hold any other directorship.

COMMITTEES OF THE BOARD

We currently have no audit committee, compensation committee, nominations and governance committee of our board of directors. We do not have an audit committee financial expert.

INDEBTEDNESS OF EXECUTIVE OFFICERS AND DIRECTORS

No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

FAMILY RELATIONSHIPS

There are no family relationships among our executive officers and directors.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The text of the Code of Ethics is filed as an exhibit to this annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 25, 2008.  The Company will provide to any person without charge, upon request to the Company at its office, a copy of the Code of Ethics. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors.  Any such waivers will be promptly disclosed to our shareholders.

LEGAL PROCEEDINGS

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:
•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

•
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11.           EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, our two most highly compensated executive officers other than the Company’s principal executive officer, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee - CEO and	2009	$144,000	0	0	0	0	0	0	$144,000
Acting CFO	2008	$144,000	0	0	0	0	0	0	$144,000

Stanley Levy – CTO	2009	$132,000	0	0	0	0	0	0	$132,000
	2008	$132,000	0	0	0	0	0	0	$132,000

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 19, 2010, the number of and percent of our common stock beneficially owned by:

·	all directors and nominees, naming them,

·	our executive officers,

·	our directors and executive officers as a group, without naming them, and

·	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 19, 2010 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 19, 2010 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total (1)
Common Stock	David Lee	49,500,000	33.5%
Common Stock	Stanley Levy	5,000,000	3.4%
Common Stock	Steven C. Bartling	1,000,000	*
Common Stock	Dennis LePon	1,000,000	*
Common Stock	All Executive Officers and Directors as a Group (4 persons )	56,500,000	38.2%

*Less than one percent.

(i) Based upon 147,766,777 shares issued and outstanding as of March 19, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no material related party transactions which we entered into from inception (April 24, 2006) to December 31, 2009.

Director Independence

Director is independent as that term is defined under the NASDAQ Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2009 and 2008 for the audits of our annual financial statements for the fiscal year totaled approximately $19,900 and $16,250, respectively.

Audit-Related Fees

We did not incur assurance and audit-related fees during 2009 and 2008, to HJ Associates & Consultants, LLP in connection with the audit of our financial statements from April 24, 2006 (Inception) through December 31, 2009 for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2009 and December 31, 2008, respectively.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 24, 2009.

Biosolar, Inc.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/S/ DAVID LEE	CHIEF EXECUTIVE OFFICER	MARCH 24, 2010
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND
FINANCIAL OFFICER) AND
	CHAIRMAN OF THE BOARD	MARCH 24, 2010

/s/ STEVEN C. BARTLING	DIRECTOR
STEVEN C. BARTLING		MARCH 24, 2010

/S/ DENNIS LEPON	DIRECTOR
DENNIS LEPON		MARCH 24, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors
BioSolar, Inc.
(A Development Stage Company)
Santa Clarita, California

We have audited the accompanying balance sheets of BioSolar, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009, and from inception of the development stage on April 24, 2006 through December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSolar, Inc. (a development stage company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, and from inception of the development stage on April 24, 2006 through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company does not generate revenue, and has negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assessment of the effectiveness of BioSolar, Inc’s (a development stage company) internal control over financial reporting as of December 31, 2009 and, accordingly, we do not express an opinion thereon.

HJ Associates & Consultants, LLP
Salt Lake City, UT
March 24, 2010

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$289,229	$33,391
Certificates of deposits	147,288	372,112
Inventory, raw materials	17,076	24,770
Prepaid expenses	12,416	8,738

TOTAL CURRENT ASSETS	466,009	439,011

PROPERTY AND EQUIPMENT
Machinery and equipment	74,643	49,130
Computer	1,978	1,978
	76,621	51,108
Less accumulated depreciation	(10,638)	(4,647)

NET PROPERTY AND EQUIPMENT	65,983	46,461

OTHER ASSETS
Patents, net of amortization of $40	86,334	74,972
Deposit	770	770

TOTAL OTHER ASSETS	87,104	75,742

TOTAL ASSETS	$619,096	$561,214

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,533	$20,800
Accrued expense	750	-

TOTAL CURRENT LIABILITIES	3,283	20,800

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
147,766,777 and 133,366,777 shares issued and outstanding, respectively	14,776	13,336
Additional paid in capital	3,315,351	2,596,791
Deficit accumulated during the development stage	(2,714,314)	(2,069,713)

TOTAL SHAREHOLDERS' EQUITY	615,813	540,414

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$619,096	$561,214

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			April 24, 2006
	Year Ended		through
	December 31, 2009	December 31, 2008	December 31, 2009

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	112,443	291,487	724,402
General and administrative expenses	466,777	481,599	1,600,006
Research and development	62,706	190,481	463,371
Depreciation and amortization	5,991	3,618	10,678

TOTAL OPERATING EXPENSES	647,917	967,185	2,798,457

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(647,917)	(967,185)	(2,798,457)

TOTAL OTHER INCOME
Interest income	4,116	20,339	86,543

LOSS BEFORE PROVISION FOR TAXES	(643,801)	(946,846)	(2,711,914)

Income taxes	(800)	(800)	(2,400)

NET LOSS	$(644,601)	$(947,646)	$(2,714,314)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	138,258,832	132,402,777

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S EQUITY

					Deficit
					Accumulated
			Additional		during the
	Common stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Payable	Stage	Total
Inception April 24, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock in April 2006 for services
(1,000 common shares issued at $0.001 per share )	1,000	1	-		-	1

Issuance of founders shares in May 2006 for cash
(29,999,000 common shares issued at $0.00025 per share )	29,999,000	2,999	4,500		-	7,499

Issuance of founders shares in May 2006 for cash
(20,000,000 common shares issued at $0.00025 per share )	20,000,000	2,000	3,000		-	5,000

Issuance of founders shares in May 2006 for cash
(9,000,000 common shares issued at $0.00025 per share )	9,000,000	900	1,350		-	2,000

Issuance of common stock in May 2006 for cash
(25,000,000 common shares issued at $0.015 per share )	25,000,000	2,500	372,500		-	375,000

Issuance of founders shares in June 2006 for cash
(34,000,000 common shares issued at $0.00025 per share )	34,000,000	3,400	5,100		-	8,500

Issuance of common shares in June 2006 for cash
(90,000 common shares issued at $0.10 per share )	90,000	9	8,991		-	9,000

Stocks subscribed	-	-	-		-	250

Issuance of common shares in July 2006 for cash
(5,760,000 common shares issued at $0.10 per share )	5,760,000	576	575,424		-	576,000

Issuance of common shares in August 2006 for cash
(2,807,777 common shares issued at $0.10 per share )	2,807,777	281	280,497		-	280,778

Issuance of common shares in September 2006 for cash
(1,450,000 common shares issued at $0.10 per share )	1,450,000	145	144,855		-	145,000

Issuance of common shares in October 2006 for cash
(450,000 common shares issued at $0.10 per share )	450,000	45	44,955		-	45,000

Net Loss from Inception through December 31, 2006	-	-	-		(274,361)	(274,361)
Balance at December 31, 2006	128,557,777	12,856	1,441,172		(274,361)	1,179,667

Issuance of common shares in September 2007 for cash
(250,000 common shares issued at $0.20 per share )	250,000	25	49,975		-	50,000

Issuance of common shares in September 2007 for cash
(50,000 common shares issued at $0.20 per share )	50,000	5	9,995		-	10,000

Issuance of common shares in September 2007 for services
(100,000 common shares issued at $0.35 per share )	100,000	10	34,990		-	35,000

Issuance of common shares in September 2007 for services
(100,000 common shares issued at $0.26 per share )	100,000	10	25,990		-	26,000

Issuance of common shares in September 2007 for services
(40,000 common shares issued at $0.54 per share )	40,000	4	21,596		-	21,600

Issuance of common shares in October 2007 for services
(4,000 common shares issued at $0.54 per share )	4,000	0	2,160		-	2,160

Issuance of common shares in October 2007 for cash
(1,175,000 common shares issued at $0.20 per share )	1,175,000	117	234,883		-	235,000

Issuance of common shares in October 2007 for services
(250,000 common shares issued at $0.51 per share )	250,000	25	127,475		-	127,500

Issuance of common shares in November 2007 for cash
(1,180,000 common shares issued at $0.20 per share )	1,180,000	118	235,882		-	236,000

Stock issuance cost	-	-	(2,160)		-	(2,160)

Net Loss for the year ended December 31, 2007	-	-	-		(847,706)	(847,706)

Balance at December 31, 2007	131,706,777	13,170	2,181,958		(1,122,067)	1,073,061

Issuance of common shares in June 2008 for cash
(520,000 common shares issued at $0.25 per share )	520,000	52	129,948		-	130,000

Issuance of common shares in July 2008 for cash
(440,000 common shares issued at $0.25 per share )	440,000	44	109,956		-	110,000

Issuance of common shares in August 2008 for cash
(80,000 common shares issued at $0.25 per share )	80,000	8	19,992		-	20,000

Issuance of common shares in September 2008 for cash
(520,000 common shares issued at $0.25 per share )	520,000	52	129,948		-	130,000

Issuance of common shares in October 2008 for services
(100,000 common shares issued at $0.25 per share )	100,000	10	24,990		-	25,000

Net Loss for the year ended December 31, 2008	-	-	-		(947,646)	(947,646)

Balance at December 31, 2008	133,366,777	13,336	2,596,791	-	(2,069,713)	540,414

Common stock subscription payable	-	-	-	203,000	-	203,000

Issuance of common shares in September 2009 for cash
(4,060,000 common shares issued at $0.05 per share )	4,060,000	406	202,594	(203,000)	-	-

Issuance of common shares in September 2009 for cash
(3,200,000 common shares issued at $0.05 per share )	3,200,000	320	159,680	-	-	160,000

Issuance of common shares in September 2009 for cash
(7,140,000 common shares issued at $0.05 per share )	7,140,000	714	356,286	-	-	357,000

Net Loss for the year ended December 31, 2009	-	-	-		(644,601)	(644,601)

Balance at December 31, 2009	147,766,777	$14,776	$3,315,351	$-	$(2,714,314)	$615,813

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			April 24, 2006
	Year Ended		through
	December 31, 2009	December 31, 2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(644,601)	$(947,646)	$(2,714,314)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation expense	5,991	3,618	8,755
Issuance of stock for services	-	25,000	237,260
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventory	7,694	(24,770)	(20,338)
Prepaid expenses	(3,678)	71,594	(17,034)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable	(18,267)	20,800	2,785
Accrued expenses	750	(9,612)	-
Credit card payable	-	(995)	703

NET CASH USED IN OPERATING ACTIVITIES	(652,111)	(862,011)	(2,502,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(25,513)	(49,130)	(76,621)
Patent expenditures	(11,362)	(67,707)	(86,280)
Proceeds from /(investments in) certificate of deposits	224,824	281,755	(146,862)

NET CASH (USED)/PROVIDED IN INVESTING ACTIVITIES	187,949	164,918	(309,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subcription payable	203,000	-	203,000
Proceeds from issuance of common stock	517,000	390,000	2,889,867

NET CASH PROVIDED IN FINANCING ACTIVITIES	720,000	390,000	3,092,867

NET INCREASE/(DECREASE) IN CASH	255,838	(307,093)	280,151

CASH, BEGINNING OF PERIOD	33,391	340,484	-

CASH, END OF PERIOD	289,229	33,391	280,151

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$2,400

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the year ended December 31, 2008, the Company issued 100,000 shares of common stock for services at a fair value of $25,000.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.	ORGANIZATION AND LINE OF BUSINESS

Organization
BioSolar, Inc. (the "Company") was incorporated in the state of Nevada on April 24, 2006.  The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market a solar module component technology .

Line of Business
The Company is currently in the stage of developing an innovative technology to produce bio-based photovoltaic components from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells. The bio-based photovoltaic components will be directly marketed to photovoltaic module manufacturers.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended December 31, 2009. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the year ended December 31, 2009, had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
DECEMBER 31, 2009 AND 2008

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

Property and Equipment
Property and equipment are stated at cost, and are depreciated using straight line over their estimated useful lives:

Computer equipment	5 Years
Machinery & equipment	10 Years

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2009 and 2008, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2009 and 2008, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Research and Development
Research and development costs are expensed as incurred.  Total research and development costs were $62,706 and $190,481 for the years ended December 31, 2009 and 2008, respectively.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $18,430 and $16,500 for the years ended December 31, 2009 and 2008, respectively.

Stock based Compensation
Share based payments applies to transactions in which an entity exchanges its equity instruments for goods or services, and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. We will be required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of share based compensation has no material impact on our results of operations.

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended December 31, 2009, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the year ended December 31, 2009, the Company issued 14,400,000 shares of common stock at a purchase price of $0.05 per share for cash in the amount of $720,000,  through a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended. During the period ended December 31, 2009. During the year ended December 31, 2008, the Company issued 1,560,000 shares of common stock at a price of $0.25 per share for cash in the amount of $390,000; 100,000 shares of common stock issued for services at a fair value of $25,000.

4.	RENTAL LEASE

The Company renewed its lease for a one year term expiring on May 14, 2010, with an option to renew for another 12 months. The rent paid for the years ended December 31, 2009 and 2008 was $6,408, for each year.

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

	Useful Lives	2009	2008

Patents-gross		$86,374	$75,012
Less accumulated amortization	20 years	40	40
		$86,334	$74,972

As of December 31, 2009 and 2008, no amortization has been expensed for the patents, since approval of the patents are pending.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

6.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.Included in the balances at December 31, 2009 and 2008, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2009 and 2008, the Company did not recognize interest and penalties.

7.	DEFERRED TAX BENEFIT

At December 31, 2009, the Company had net operating loss carry-forwards of approximately $2,700,000, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2009 and 2008 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008

Book income	$(257,520)	$(379,058)
State income taxes	(320)	(320)
Depreciation	(1,760)	(2,341)
M & E	418	400
R&D	1,606	3,560

Valuation Allowance	257,576	377,759

Income tax expense	$-	$-

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
DECEMBER 31, 2009 AND 2008

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

Net deferred tax liabilities consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL carryover	$1,086,827	$817,800
R & D credit	24,502	8,900

Deferred tax liabilites:
Depreciation	(7,627)	(2,283)

Less Valuation Allowance	(1,103,702)	(824,417)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

8.	SUBSEQUENT EVENT

Management has determined there are no subsequent events to be reported.