Form 10-Q
period 2010-03-31
BioSolar Inc
filed 2010-05-10
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

WITH COPIES TO:

Gregory Sichenzia, Esq.
Marcelle S. Balcombe, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32 nd Flr.
New York, New York 10006
(212) 930-9700

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares of registrant’s common stock outstanding, as of  May 6, 2010 was 147,766,777.

BIOSLAR, INC.
INDEX

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$70,752	$289,229
Certificates of deposits	147,468	147,288
Inventory, raw materials	24,306	17,076
Prepaid expenses	29,044	12,416

TOTAL CURRENT ASSETS	271,570	466,009

PROPERTY AND EQUIPMENT
Machinery and equipment	76,281	74,643
Computer	1,978	1,978
	78,259	76,621
Less accumulated depreciation	(12,588)	(10,638)

NET PROPERTY AND EQUIPMENT	65,671	65,983

OTHER ASSETS
Patents, net of amortization of $40	92,859	86,334
Deposit	770	770

TOTAL OTHER ASSETS	93,629	87,104

TOTAL ASSETS	$430,870	$619,096

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$11,173	$2,533
Accrued expense	-	750

TOTAL CURRENT LIABILITIES	11,173	3,283

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
147,766,777 and 147,766,777 shares issued and outstanding, respectively	14,776	14,776
Additional paid in capital	3,315,351	3,315,351
Deficit accumulated during the development stage	(2,910,430)	(2,714,314)

TOTAL SHAREHOLDERS' EQUITY	419,697	615,813

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$430,870	$619,096

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			April 24, 2006
	Three Months Ended		through
	March 31, 2010	March 31, 2009	March 31, 2010

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	23,389	27,573	747,791
General and administrative expenses	129,299	118,177	1,729,305
Research and development	41,016	14,700	504,387
Depreciation and amortization	1,950	1,285	12,628

TOTAL OPERATING EXPENSES	195,654	161,735	2,994,111

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(195,654)	(161,735)	(2,994,111)

TOTAL OTHER INCOME
Interest income	338	1,499	86,881

LOSS BEFORE PROVISION FOR TAXES	(195,316)	(160,236)	(2,907,230)

Income taxes	(800)	(800)	(3,200)

NET LOSS	$(196,116)	$(161,036)	$(2,910,430)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	147,766,777	133,366,777

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2009	147,766,777	$14,776	$3,315,351	$(2,714,314)	$615,813

Net loss for the three months ended March 31, 2010 (unaudited)	-	-	-	(196,116)	(196,116)

Balance at March 31, 2010 (unaudited)	147,766,777	$14,776	$3,315,351	$(2,910,430)	$419,697

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			April 24, 2006
	Year Ended		through
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(196,116)	$(161,036)	$(2,910,430)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization expense	1,950	1,285	12,628
Issuance of stock for services	-	-	237,260
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventory	(7,230)	(497)	(24,306)
Prepaid expenses	(16,628)	(2,075)	(29,044)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable	8,640	(10,813)	11,173
Accrued expenses	(750)	-	-
Credit card payable	-	987	-

NET CASH USED IN OPERATING ACTIVITIES	(210,134)	(172,149)	(2,703,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,638)	-	(78,259)
Patent expenditures	(6,525)	(1,025)	(92,899)
Proceeds from /(investments in) certificate of deposits	(180)	226,695	(147,468)

NET CASH (USED)/PROVIDED IN INVESTING ACTIVITIES	(8,343)	225,670	(318,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subcription payable	-	-	203,000
Proceeds from issuance of common stock	-	-	2,889,867

NET CASH PROVIDED IN FINANCING ACTIVITIES	-	-	3,092,867

NET INCREASE/(DECREASE) IN CASH	(218,477)	53,521	70,752

CASH, BEGINNING OF PERIOD	289,229	33,391	-

CASH, END OF PERIOD	70,752	86,912	70,752

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$3,200

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
March 31, 2010

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

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
March 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
Loss per Share calculates basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2010 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2010, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the three months ended March 31, 2010, the Company issued no shares of common stock.

4.	SUBSEQUENT EVENT

Management has evaluated subsequent events pursuant to the requirements of Topic 855 and has determined there are no subsequent events to be reported.

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

We are focusing our research and product development efforts on producing bio-based components that meet the thermal and durability requirements of current PV solar module manufacturing processes for conventional crystalline cell designs as well as thin film PV devices in an effort to capitalize on what we perceive as cost advantages to current petroleum based PV solar module components.

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

Fair Value of Financial Instruments

Our cash, cash equivalents, investments, inventory, prepaid expenses, and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

            Management reviewed accounting pronouncements issued during the three months ended March 31, 2010, and no pronouncements were adopted during the period.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing ("S&M") expenses decreased by $(4,184) to $23,389 for the three months ended March 31, 2010 compared to the prior period.  S&M expenses decreased due to a decrease in advertising expense.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $11,122 to $129,299 for the three months ended March 31, 2010, compared to the prior period. This increase in G&A expenses was the result of an increase in consulting fees.

Research and Development

Research and Development (“R&D”) expenses increased by $26,316 to $41,016 for the three months ended March 31, 2010, compared to the prior period. This increase in R&D expenses was the result of an increase in outside services by corporations.

Net Loss

Our Net Loss increased by $35,080 to $(196,116) for the three months ended March 31, 2010, compared to the prior period. The increase in Net Loss was due to an increase in operating expenses.  Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had $260,397 of working capital as compared to $257,435 for the prior period. This increase of $2,962 was due primarily to an overall increase in current assets.

During the three months ended March 31, 2010, the Company used $(210,134) of cash for operating activities, as compared to $(172,149) for the prior period. The increase of $37,985 in the use of cash for operating activities was primarily due to an increase in the purchase of raw materials and prepaid expenses.

Cash used in investing activities for the three months ended March 31, 2010 was $(8,343), as compared to cash provided of $225,670 for the prior period. The net change of $234,013 in investing activities was primarily due to proceeds from investing in certificate of deposits in the prior period, as compared to purchase of intangible and tangible assets in the current period.

Cash provided from financing activities was $0 for the three months ended March 31, 2010 and 2009, respectively. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of March 31, 2010 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through March 31, 2010. Our independent registered public accounting firm has issued their report dated March 24, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar modules.

Our plan of operation within the next twelve months is to utilize our cash balances to fully commercialize our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules. In addition, we intend to further enhance test programs to determine the physical properties and characteristics that will be most suitable for the further development of biobased solar module components, and build solar modules, as we attempt to validate the commercial viability of our product. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next three months. Management estimates that it will require additional cash resources during 2010, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 24, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 10, 2010.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)