Form 10-Q
period 2010-06-30
BioSolar Inc
filed 2010-07-29
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

WITH COPIES TO:

Gregory Sichenzia, Esq.
Marcelle S. Balcombe, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32 nd Flr.
New York, New York 10006
(212) 930-9700

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares of registrant’s common stock outstanding, as of July 29, 2010 was 151,066,777.

BIOSLAR, INC.
INDEX

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$194,956	$289,229
Certificates of deposits	-	147,288
Inventory, raw materials	17,339	17,076
Prepaid expenses	88,516	12,416

TOTAL CURRENT ASSETS	300,811	466,009

PROPERTY AND EQUIPMENT
Machinery and equipment	76,281	74,643
Computer	1,978	1,978
	78,259	76,621
Less accumulated depreciation	(14,552)	(10,638)

NET PROPERTY AND EQUIPMENT	63,707	65,983

OTHER ASSETS
Patents, net of amortization of $40	120,510	86,334
Deposit	770	770

TOTAL OTHER ASSETS	121,280	87,104

TOTAL ASSETS	$485,798	$619,096

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,043	$2,533
Accrued expense	-	750

TOTAL CURRENT LIABILITIES	2,043	3,283

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value; 500,000,000 authorized common shares 151,066,777 and 147,766,777 shares issued and outstanding, respectively	15,106	14,776
Additional paid in capital	3,603,021	3,315,351
Deficit accumulated during the development stage	(3,134,372)	(2,714,314)

TOTAL SHAREHOLDERS' EQUITY	483,755	615,813

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$485,798	$619,096

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					April 24, 2006
	For the Three Months Ended		For the Six Months Ended		through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	171,376	141,155	324,065	286,905	2,648,473
Research and development	50,702	10,940	91,718	25,641	555,089
Depreciation and amortization	1,964	1,285	3,914	2,570	14,592

TOTAL OPERATING EXPENSES	224,042	153,380	419,697	315,116	3,218,154

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(224,042)	(153,380)	(419,697)	(315,116)	(3,218,154)

TOTAL OTHER INCOME
Interest income	100	1,027	439	2,527	86,982

LOSS BEFORE PROVISION FOR TAXES	(223,942)	(152,353)	(419,258)	(312,589)	(3,131,172)

Income taxes	-	-	(800)	(800)	(3,200)

NET LOSS	$(223,942)	$(152,353)	$(420,058)	$(313,389)	$(3,134,372)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	149,275,568	133,366,777	148,525,341	133,366,777

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2009	147,766,777	$14,776	$3,315,351	$(2,714,314)	$615,813

Issuance of common shares in May 2010 for services
(800,000 common shares issued at a fair value of $0.11 per share) (unaudited)	800,000	80	87,920	-	88,000

Issuance of common shares in May 2010 for cash
(2,500,000 common shares issued at a price of $0.08 per share) (unaudited)	2,500,000	250	199,750	-	200,000

Net loss for the six months ended June 30, 2010 (unaudited)	-	-	-	(420,058)	(420,058)

Balance at June 30, 2010 (unaudited)	151,066,777	$15,106	$3,603,021	$(3,134,372)	$483,755

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			April 24, 2006
	Six Months Ended		through
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(420,058)	$(313,389)	$(3,134,372)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	3,914	2,570	14,592
Issuance of stock for services	-	-	237,260
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventory	(263)	-	(17,339)
Prepaid expenses	11,900	4,432	(516)
Deposits	-	(7,163)	(770)
Increase (Decrease) in:		-
Accounts payable	(490)		2,043
Accrued expenses	(750)	(20,800)	-
Credit card payable	-	3,006	-

NET CASH USED IN OPERATING ACTIVITIES	(405,747)	(331,344)	(2,899,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,638)	-	(78,259)
Patent expenditures	(34,176)	(7,923)	(120,550)
Proceeds from /(investments in) certificate of deposits	147,288	225,739	-

NET CASH (USED)/PROVIDED IN INVESTING ACTIVITIES	111,474	217,816	(198,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subcription payable	-	203,000	203,000
Proceeds from issuance of common stock	200,000	-	3,089,867

NET CASH PROVIDED IN FINANCING ACTIVITIES	200,000	203,000	3,292,867

NET INCREASE/(DECREASE) IN CASH	(94,273)	89,472	194,956

CASH, BEGINNING OF PERIOD	289,229	33,391	-

CASH, END OF PERIOD	194,956	122,863	194,956

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$3,200

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
Common stock issued for prepaid services	$88,000	$-	$88,000

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
June 30, 2010

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

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
JUNE 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
Loss per Share calculates basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2010 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the six months ended June 30, 2010, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the six months ended June 30, 2010, the Company issued 2,500,000 shares of common stock at a price of $0.08 per share for cash of $200,000; issued 800,000 shares of common stock at a fair value of $0.11 per share for prepaid services.

4.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no subsequent events to be reported.

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

Recently Issued Accounting Pronouncements

            Management reviewed accounting pronouncements issued during the six months ended June 30, 2010, and no pronouncements were adopted during the period.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $30,221 to $171,376 for the three months ended June 30, 2010, compared to the same prior period. The G&A expenses increased by $37,160 to $324,065 for the six months ended June 30, 2010, compared to the same prior period. This increase in G&A expenses was the result of an increase in consulting and marketing fees to promote the Company.

Research and Development

Research and Development (“R&D”) expenses increased by $39,762 to $50,702 for the three months ended June 30, 2010, compared to the same prior period. The R&D expenses increased by $66,077 to $91,718 for the six months ended June 30, 2010, compared to the same prior period. This increase in R&D expenses was the result of an increase in outside services by corporations for testing the product, and an increase in materials and supplies to produce samples.

Net Loss

Our Net Loss increased by $71,589 to $(223,942) for the three months ended June 30, 2010, compared to the same prior period. The Net Loss increased by $106,669 to $420,058 for the six months ended June 30, 2010, compared to the same prior period. The increase in Net Loss was due to an increase in G&A and R&D expenses.  Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had $298,768 of working capital as compared to $462,726 for the year ended December 31, 2009. This decrease of $163,958 was due primarily to an overall decrease in current assets.

During the six months ended June 30, 2010, the Company used $(405,747) of cash for operating activities, as compared to $(331,344) for the same prior period. The increase of $74,403 in the use of cash for operating activities was primarily due to an increase in  prepaid expenses.

Cash provided in investing activities for the six months ended June 30, 2010 was $111,474, as compared to cash provided of $217,816 for the same prior period. The net change of $106,342 in investing activities was primarily due to a decrease of $78,451in the proceeds from investing in certificate of deposits compared to the same prior period, and the purchase of intangible and tangible assets in the current period of $35,814 as compared to $7,923 for the same prior period.

Cash provided from financing activities was $200,000 for the six months ended June 30, 2010, as compared to $203,000 for the same prior period. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of June 30, 2010 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through June 30, 2010. Our independent registered public accounting firm has issued their report dated March 24, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar modules.

Our plan of operation within the next twelve months is to utilize our cash balances to fully commercialize our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules. In addition, we intend to further enhance test programs to determine the physical properties and characteristics that will be most suitable for the further development of biobased solar module components, and build solar modules, as we attempt to validate the commercial viability of our product. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next three months. Management estimates that it will require additional cash resources during 2010, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next six months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company sold 2,500,000 shares of common stock for total proceeds of $200,000 at a price of $.08 per share.

Also, during the period covered by this report, the Company issued 800,000 shares of common stock for a fair value of $88,000 at a price of $0.11 per share, as compensation for services to the Company.

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on July 29, 2010.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)