Form 10-Q
period 2010-09-30
BioSolar Inc
filed 2010-11-05
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The number of shares of registrant’s common stock outstanding, as of November  4, 2010 was 153,566,777.

BIOSLAR, INC.
INDEX

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$166,847	$289,229
Certificates of deposits	-	147,288
Inventory, raw materials	18,704	17,076
Prepaid expenses	40,700	12,416

TOTAL CURRENT ASSETS	226,251	466,009

PROPERTY AND EQUIPMENT
Machinery and equipment	76,281	74,643
Computer	2,927	1,978
	79,208	76,621
Less accumulated depreciation	(16,582)	(10,638)

NET PROPERTY AND EQUIPMENT	62,626	65,983

OTHER ASSETS
Patents, net of amortization of $40	120,986	86,334
Deposit	770	770

TOTAL OTHER ASSETS	121,756	87,104

TOTAL ASSETS	$410,633	$619,096

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,385	$2,533
Credit card payable	87	-
Accrued expense	-	750

TOTAL CURRENT LIABILITIES	8,472	3,283

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
153,566,777 and 147,766,777 shares issued and outstanding, respectively	15,356	14,776
Additional paid in capital	3,752,771	3,315,351
Deficit accumulated during the development stage	(3,365,966)	(2,714,314)

TOTAL SHAREHOLDERS' EQUITY	402,161	615,813

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$410,633	$619,096

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					April 24, 2006
	For the Three Months Ended		For the Nine Months Ended		through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	194,302	149,148	518,368	436,053	2,842,775
Research and development	35,168	26,001	126,886	51,641	590,257
Depreciation and amortization	2,030	1,498	5,944	4,068	16,622

TOTAL OPERATING EXPENSES	231,500	176,647	651,198	491,762	3,449,654

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(231,500)	(176,647)	(651,198)	(491,762)	(3,449,654)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	86	788	526	3,314	87,068
Penalties	(180)	-	(180)	-	(180)
TOTAL OTHER INCOME/(EXPENSES)	(94)	788	346	3,314	86,888

LOSS BEFORE PROVISION FOR TAXES	(231,594)	(175,859)	(650,852)	(488,448)	(3,362,766)

Income taxes	-	-	(800)	(800)	(3,200)

NET LOSS	$(231,594)	$(175,859)	$(651,652)	$(489,248)	$(3,365,966)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	151,284,168	138,375,473	149,452,125	135,048,529

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2009	147,766,777	$14,776	$3,315,351	$(2,714,314)	$615,813

Issuance of common shares in May 2010 for services
(800,000 common shares issued at a fair value of $0.11 per share) (unaudited)	800,000	80	87,920	-	88,000

Issuance of common shares in May 2010 for cash
(2,500,000 common shares issued at a price of $0.08 per share) (unaudited)	2,500,000	250	199,750	-	200,000

Issuance of common shares in September 2010 for cash
(2,500,000 common shares issued at a price of $0.06 per share) (unaudited)	2,500,000	250	149,750	-	150,000

Net loss for the nine months ended September 30, 2010 (unaudited)	-	-	-	(651,652)	(651,652)

Balance at September 30, 2010 (unaudited)	153,566,777	$15,356	$3,752,771	$(3,365,966)	$402,161

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			April 24, 2006
	Nine Months Ended		through
	September 30, 2010	September 30, 2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(651,652)	$(489,248)	$(3,365,966)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization expense	5,944	4,068	16,622
Issuance of stock for services	-	-	237,260
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventory	(1,628)	4,432	(18,704)
Prepaid expenses	59,716	(8,296)	47,300
Deposits	-	-	(770)
Increase (Decrease) in:		-
Accounts payable	5,852	(18,015)	8,385
Accrued expenses	(750)	-	-
Credit card payable	87	703	87

NET CASH USED IN OPERATING ACTIVITIES	(582,431)	(506,356)	(3,075,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,587)	(25,513)	(79,208)
Patent expenditures	(34,652)	(11,268)	(121,026)
Proceeds from /(investments in) certificate of deposits	147,288	225,250	-

NET CASH (USED)/PROVIDED IN INVESTING ACTIVITIES	110,049	188,469	(200,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subcription payable	-	203,000	203,000
Proceeds from issuance of common stock	350,000	517,000	3,239,867

NET CASH PROVIDED IN FINANCING ACTIVITIES	350,000	720,000	3,442,867

NET INCREASE/(DECREASE) IN CASH	(122,382)	402,113	166,847

CASH, BEGINNING OF PERIOD	289,229	33,391	-

CASH, END OF PERIOD	166,847	435,504	166,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$3,200

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
Common stock issued for prepaid services	$88,000	$-	$88,000

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2010

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

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
SEPTEMBER 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
Loss per Share calculates basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2010 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the nine months ended September 30, 2010, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the nine months ended September 30, 2010, the Company issued 2,500,000 shares of common stock at a price of $0.08 per share for cash of $200,000; issued 2,500,000 shares of common stock at a price of $0.06 per share for cash of $150,000, with warrants attached to purchase 5,000,000 shares of common stock; issued 800,000 shares of common stock at a fair value of $0.11 per share for prepaid services.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the nine months ended September 30, 2010, and no pronouncements were adopted during the period.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $45,154 to $194,302 for the three months ended September 30, 2010, compared to $149,148 for the prior period September 30, 2009. The G&A expenses increased by $82,315 to $518,368 for the nine months ended September 30, 2010, compared to $436,053 for the prior period September 30, 2009. This increase in G&A expenses was the result of an increase in consulting and marketing fees to promote the Company.

Research and Development

Research and Development (“R&D”) expenses increased by $9,167 to $35,168 for the three months ended September 30, 2010, compared to $26,001 for the prior period September 30, 2009. The R&D expenses increased by $75,245 to $126,886 for the nine months ended September 30, 2010, compared to $51,641 for the prior period. This overall increase in R&D expenses was the result of an increase in outside services by corporations for testing the product, and an increase in materials and supplies to produce samples.

Net Loss

Our Net Loss increased by $55,735 to $231,594 for the three months ended September 30, 2010, compared to $175,859 for the prior period September 30, 2009. The Net Loss increased by $162,404 to $651,652 for the nine months ended September 30, 2010, compared to $489,248 for the prior period September 30, 2009. The increase in Net Loss was due to an increase in G&A and R&D expenses.  Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had $217,779 of working capital as compared to $462,726 for the year ended December 31, 2009. This decrease of $244,947 was due primarily due to increased expenses as the Company transitions from research and development stage into production stage.

During the nine months ended September 30, 2010, the Company used $(582,431) of cash for operating activities, as compared to $(506,356) for the prior period September 30, 2009. The increase of $76,075 in the use of cash for operating activities was primarily due to an increase in net loss, inventory and accounts payable.

Cash provided in investing activities for the nine months ended September 30, 2010 was $110,049, as compared to cash provided of $188,469 for the prior period September 30, 2009. The overall net change of $78,420 in investing activities was primarily due to a decrease in the proceeds from investing in certificate of deposits.

Cash provided from financing activities was $350,000 for the nine months ended September 30, 2010, as compared to $720,000 for the prior period September 30, 2009. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of September 30, 2010 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through September 30, 2010. Our independent registered public accounting firm has issued their report dated March 24, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company sold units composing of common stock and warrants for total proceeds of $150,000.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 5, 2010.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive
Officer ) and Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)