Form 10-K
period 2010-12-31
BioSolar Inc
filed 2011-03-22
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates computed by reference to the price at which the common stock was sold as of the June 30, 2010 was approximately $15,347,448.

The number of shares of registrant’s common stock outstanding, as of March 21, 2011 was 159,503,008.

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

Stand-alone photovoltaic systems produce power independently of the utility grid. In some off-the-grid locations, even one half kilometer from power lines, stand-alone photovoltaic systems can be more cost effective than extending power lines. They are especially appropriate for remote, environmentally sensitive areas, such as national parks, cabins, and remote homes.

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

Research and Development

BioSolar develops and produces robust bio-based components that meet the stringent thermal and durability requirements of current solar cell manufacturing processes. BioSolar intends to further develop biobased materials to be used directly in conventional manufacturing systems, such as injection molding and thin-film roll-to-roll, to create superstrate layer, substrate layer, backsheet as well as module and panel components.

One issue with the use of bio-based materials in solar panels is that most bio-based materials have much lower melting temperature and fragile molecular structure than those of conventional petroleum based plastic materials.   BioSolar’s strategy is to identify those biobased materials that are inherently durable, then apply proprietary material processes to enhance the desirable characteristics of these biobased materials – turning them into robust and durable materials to be used as solar panel components.  As a result, our latest BioBacksheet has been proven to be more durable than its conventional petroleum based backsheets in the market today.

We have developed multiple versions of our bio-based backsheet to date, and the latest version of the mono-layer Biobacksheet has successfully obtained Underwriters Laboratories’ (UL) material certification in February 2011.    This version of BioSolar Backsheet (BioBacksheetTM) is designed for conventional C-Si solar cell modules, which currently represents over 70 percent of solar modules produced in the world, as well as for certain thin film solar modules.  Subject to the issuance of provisional relative thermal index (RTI) rating by UL during the 2nd quarter of 2011, solar panel manufactuers will be able to submit their panels incorporating BioBacksheet for UL/IEC certification (or recerficiation) before going into mass production.  These backsheets are available in rolls of film for direct use in lamination and roll-to-roll assembly systems. We project that backsheet can be manufacturered at significantly lower cost than those of traditional backsheets.

In addition, the company has an ongoing test program to determine the physical properties and characteristics that will be most suitable for commercially available solar cell devices, and build prototype solar panels, as we attempt to validate the commercial viability of this product in various forms.

Marketing Strategy

BioSolar, Inc. is developing a technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of solar cells.  Most of the solar industry is focused on photovoltaic efficiency to reduce cost.  BioSolar is the first company to introduce a new dimension of cost reduction by replacing petroleum-based plastic solar cell components with durable bio-based materials.   During first quarter of 2011, BioBacksheetTM, the company’s first commercially available product  obtained Underwriters Laboratories’ (UL) material certification, which is now a required step before solar panel manufactuers can start incorporating the product into their solar panels for UL certification of their products.  Another version of BioBacksheetTM which enhanced capabilities are under development for commercialization in 2012.  Other related products are in the research and development stage.

We intend to market our bio-based solar module components directly to photovoltaic module manufacturers. In order to create a favorable environment for sales, we plan to undertake advertising and promotion efforts. These efforts will be outsourced and will require the services of advertising and public relations firms. We have tentavely chosen a firm whom we believe are capable of assisting us with comprehensive advertising and promotion plans. We have not yet finalized the potential costs of our marketing strategy.

Our marketing strategy includes working with various manufacturing partners in geographical target markets representing photovoltaic module manufactures.

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

On April 26, 2010, BioSolar filed a U.S. Provisional Patent Application No. 61/327,862 titled, “photovoltaic Laminated Module Backsheet, Material for Use In Module Backsheet and Process for Making the Same.”  The sole inventor listed on the patent application is Stanley Levy, the company’s Chief Technology Officer.  The company is listed as the assignee.

Both applications are pending.

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

EMPLOYEES

As of March 21, 2011 we had two (2) full time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

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

Since inception, we have incurred losses and have negative cash flows from operations and have never realized revenues. From inception through December 31, 2010, we incurred a net loss of $3,633,707 These factors, among others discussed in Note 1 to the financial statements, raise substantial doubt about the ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 35.42% of the outstanding shares of our common stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

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

Our headquarters are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387. We lease our facility under a lease that expires on May 14, 2011. Our monthly lease payment is $534. The size of our office is 144 square feet.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4.	(REMOVE AND RESERVED)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

	Fiscal 2010		Fiscal 2009
Quarter Ended	High	Low	High	Low
March 31	$0.16	$0.10	$0.22	$0.111
June 30	$0.35	$0.09	$0.27	$0.105
September 30	$0.23	$0.12	$0.22	$0.15
December 31	$0.149	$0.08	$0.18	$0.12

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

As of March 21, 2011, our common stock was held by 98 stockholders of record and we had 159,503,008 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Trust Company N.A., P.O. Box 43070, Providence, RI 02940-3070.

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

Securities Authorized for Issuance Under Equity Compensation Plan

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2010.

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

Unregistered Sales of Equity Securities

In May 2010, the Company issued 2,500,000 shares at a price of $0.08 per share for gross proceeds of $200,000.

In June 2010, the Company issued 800,000 shares at a price of $0.11 per share as compensation to outside contractors.

In September 2010, the Company issued 2,500,000 shares at $0.06 per share with warrants attached for gross proceeds of $150,000.

In December 2010, the Company issued 1,666,666 shares with warrants attached at price of $0.06 per share for gross proceeds of $100,000.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased by $100,346 to $679,566 for the year ended December 31, 2010, compared to $579,220 for the prior year ended December 31, 2009. This increase in G&A expenses was the result of an increase in consulting fees for the managing director, and an increase in marketing cost to promote the Company.

RESEARCH AND DEVELOPMENT

Research and Development ("R&D") costs increased by $168,741, to $231,447 for the year ended December 31, 2010 compared to $62,706 for the prior year ended December 31, 2009. This increase in R&D costs was the result of an increase in outside services by corporations for testing the product, and an increase in materials and supplies to produce samples.

NET LOSS

Net Loss increased by $(274,792), to $(919,393) for the year ended December 31, 2010, compared to $(644,601) for the prior year ended December 31, 2009.  The increase in Net Loss was due to an increase in G&A and R&D expenses.  Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had $51,161 of working capital as compared to $462,726 for the prior year ended December 31, 2009. The decrease of $(411,565) in working capital was due primarily to less equity financing and use of capital for operating activities.

During the year ended December 31, 2010, the Company used $804,026 of cash for operating activities, as compared to $652,111 for the prior year ended December 31, 2009. The increase of $151,915 in the use of cash for operating activities was a result of an increase in net loss of $(274,792) due to an increase in research and development cost and public relations expenses. There were shares issued for services to outside consultants in the current year at a fair value of $88,000 compared to $0 issued in the prior year ended December 31, 2009. The decrease in inventory of $17,076 was due to utilizing the inventory on hand to produce samples of the technology for marketing.  Accounts payable increased by $2,973 due to accounting for professional fees and employee expenses paid after the year ended December 31, 2010.

Cash provided by investing activities was $109,115 for the year ended December 31, 2010 as compared to cash provided of $187,949 for the prior year ended December 31, 2009. The decrease of cash provided by investing activities in the amount of $(78,834) for the current period was primarily due to a decrease of $(1,298) in the purchase of fixed and intangible assets, and the proceeds of $(77,536) transferred from certificate of deposits.

Cash provided from financing activities during the year ended December 31, 2010 was $450,000 as compared to $720,000 for the prior year ended December 31, 2009. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and have no revenues.

Our financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through December 31, 2010. Our independent registered public accounting firm has issued their report dated March 21, 2011 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells.  We plan to develop our products and thereafter focus our efforts on establishing markets in related sectors by 2011.

Our plan of operation within the next twelve months is to utilize our cash balances to fully commercialize our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules. In addition, we intend to further enhance test programs to determine the physical properties and characteristics that will be most suitable for the further development of biobased solar module components, and build solar panels, as we attempt to validate the commercial viability of our product. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2011, based upon its current operating plan and condition. We expect increased expenses during second half of 2011 as we ramp up sales and marketing efforts associated with gradual production volume increase.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report by HJ Associates & Consultants, LLP, our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permits the Company to only provide management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	51	Chief Executive Officer, Acting Chief Financial Officer and Dirctor
Stanley Levy	71	Vice President and Chief Technology Officer
Steven C. Bartling	48	Director
Dennis LePon	63	Director

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

•
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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.   Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	reviewing, approving, and overseeing risks arising from proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

•
monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, our two most highly compensated executive officers other than the Company’s principal executive officer, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee - CEO and	2010	$144,000	0	0	0	0	0	0	$144,000
Acting CFO	2009	$144,000	0	0	0	0	0	0	$144,000

Stanley Levy – CTO	2010	$132,000	0	0	0	0	0	0	$132,000
	2009	$132,000	0	0	0	0	0	0	$132,000

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

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 21, 2011, the number of and percent of our common stock beneficially owned by:

·  all directors and nominees, naming them,

·  our executive officers,

·  our directors and executive officers as a group, without naming them, and

·  persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 21, 2011 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 21, 2011 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total (1)
Common Stock	David Lee	49,500,000	31.0%
Common Stock	Stanley Levy	5,000,000	3.13%
Common Stock	Steven C. Bartling	1,000,000	*
Common Stock	Dennis LePon	1,000,000	*
Common Stock	All Executive Officers and Directors as a Group (4 persons )	56,500,000	35.4%

*Less than one percent.

(1) Based upon 159,503,008 shares issued and outstanding as of March 21, 2011.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no material related party transactions which we entered into from inception (April 24, 2006) to December 31, 2010.

Director Independence

Steven Bartling is independent as that term is defined under the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

           The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2010 and 2009 for the audits of our annual financial statements for the fiscal year totaled approximately $16,890 and $19,900, respectively.

Audit-Related Fees

We did not incur assurance and audit-related fees during 2010 and 2009, to HJ Associates & Consultants, LLP in connection with the audit of our financial statements from April 24, 2006 (Inception) through December 31, 2010 for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2010 and December 31, 2009, respectively.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 21, 2011.

Biosolar, Inc.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/S/ DAVID LEE	CHIEF EXECUTIVE OFFICER	MARCH 21, 2011
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND
FINANCIAL OFFICER) AND
CHAIRMAN OF THE BOARD

/S/ DENNIS LEPON	DIRECTOR
DENNIS LEPON		MARCH 21, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
BioSolar, Inc.
(A Development Stage Company)
Santa Clarita, California

We have audited the accompanying balance sheets of BioSolar, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the two years then ended, and from inception of the development stage on April 24, 2006 through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSolar, Inc. (a development stage company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years ended December 31, 2010 and 2009, and from inception of the development stage on April 24, 2006 through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not generate revenue and has negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 21, 2011

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$44,318	$289,229
Certificates of deposits	-	147,288
Inventory, raw materials	-	17,076
Prepaid expenses	12,349	12,416

TOTAL CURRENT ASSETS	56,667	466,009

PROPERTY AND EQUIPMENT
Machinery and equipment	76,281	74,643
Computer	2,928	1,978
	79,209	76,621
Less accumulated depreciation	(18,639)	(10,638)

NET PROPERTY AND EQUIPMENT	60,570	65,983

OTHER ASSETS
Patents, net of amortization of $40	121,919	86,334
Deposit	770	770

TOTAL OTHER ASSETS	122,689	87,104

TOTAL ASSETS	$239,926	$619,096

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable	$5,506	$2,533
Accrued expense	-	750

TOTAL CURRENT LIABILITIES	5,506	3,283

SHAREHOLDER'S EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
155,233,443 and 147,766,777 shares issued and outstanding, respectively	15,523	14,776
Additional paid in capital	3,852,604	3,315,351
Deficit accumulated during the development stage	(3,633,707)	(2,714,314)

TOTAL SHAREHOLDER'S EQUITY	234,420	615,813

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$239,926	$619,096

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			April 24, 2006
	Year Ended		through
	December 31, 2010	December 31, 2009	December 31, 2010

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	679,566	579,220	3,003,974
Research and development	231,447	62,706	694,818
Depreciation and amortization	8,001	5,991	18,679

TOTAL OPERATING EXPENSES	919,014	647,917	3,717,471

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(919,014)	(647,917)	(3,717,471)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	601	4,116	87,144
Penalties	(180)	-	(180)

TOTAL OTHER INCOME/(EXPENSES)	421	4,116	86,964

LOSS BEFORE PROVISION FOR TAXES	(918,593)	(643,801)	(3,630,507)

Income taxes	(800)	(800)	(3,200)

NET LOSS	$(919,393)	$(644,601)	$(3,633,707)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	150,817,919	138,258,832

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDER'S EQUITY

					Deficit
					Accumulated
			Additional		during the
	Common stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Payable	Stage	Total
Inception April 24, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock in April 2006 for services (1,000 common shares issued at $0.001 per share )	1,000	1	-		-	1

Issuance of founders shares in May 2006 for cash (29,999,000 common shares issued at $0.00025 per share )	29,999,000	2,999	4,500		-	7,499

Issuance of founders shares in May 2006 for cash (20,000,000 common shares issued at $0.00025 per share )	20,000,000	2,000	3,000		-	5,000

Issuance of founders shares in May 2006 for cash (9,000,000 common shares issued at $0.00025 per share )	9,000,000	900	1,350		-	2,000

Issuance of common stock in May 2006 for cash (25,000,000 common shares issued at $0.015 per share )	25,000,000	2,500	372,500		-	375,000

Issuance of founders shares in June 2006 for cash (34,000,000 common shares issued at $0.00025 per share )	34,000,000	3,400	5,100		-	8,500

Issuance of common shares in June 2006 for cash (90,000 common shares issued at $0.10 per share )	90,000	9	8,991		-	9,000

Stocks subscribed	-	-	-		-	250

Issuance of common shares in July 2006 for cash (5,760,000 common shares issued at $0.10 per share )	5,760,000	576	575,424		-	576,000

Issuance of common shares in August 2006 for cash (2,807,777 common shares issued at $0.10 per share )	2,807,777	281	280,497		-	280,778

Issuance of common shares in September 2006 for cash (1,450,000 common shares issued at $0.10 per share )	1,450,000	145	144,855		-	145,000

Issuance of common shares in October 2006 for cash (450,000 common shares issued at $0.10 per share )	450,000	45	44,955		-	45,000

Net Loss from Inception through December 31, 2006	-	-	-		(274,361)	(274,361)
Balance at December 31, 2006	128,557,777	12,856	1,441,172		(274,361)	1,179,667

Issuance of common shares in September 2007 for cash (250,000 common shares issued at $0.20 per share )	250,000	25	49,975		-	50,000

Issuance of common shares in September 2007 for cash (50,000 common shares issued at $0.20 per share )	50,000	5	9,995		-	10,000

Issuance of common shares in September 2007 for services (100,000 common shares issued at $0.35 per share )	100,000	10	34,990		-	35,000

Issuance of common shares in September 2007 for services (100,000 common shares issued at $0.26 per share )	100,000	10	25,990		-	26,000

Issuance of common shares in September 2007 for services (40,000 common shares issued at $0.54 per share )	40,000	4	21,596		-	21,600

Issuance of common shares in October 2007 for services (4,000 common shares issued at $0.54 per share )	4,000	0	2,160		-	2,160

Issuance of common shares in October 2007 for cash (1,175,000 common shares issued at $0.20 per share )	1,175,000	117	234,883		-	235,000

Issuance of common shares in October 2007 for services (250,000 common shares issued at $0.51 per share )	250,000	25	127,475		-	127,500

Issuance of common shares in November 2007 for cash (1,180,000 common shares issued at $0.20 per share )	1,180,000	118	235,882		-	236,000

Stock issuance cost	-	-	(2,160)		-	(2,160)

Net Loss for the year ended December 31, 2007	-	-	-		(847,706)	(847,706)
Balance at December 31, 2007	131,706,777	13,170	2,181,958		(1,122,067)	1,073,061

Issuance of common shares in June 2008 for cash (520,000 common shares issued at $0.25 per share )	520,000	52	129,948		-	130,000

Issuance of common shares in July 2008 for cash (440,000 common shares issued at $0.25 per share )	440,000	44	109,956		-	110,000

Issuance of common shares in August 2008 for cash (80,000 common shares issued at $0.25 per share )	80,000	8	19,992		-	20,000

Issuance of common shares in September 2008 for cash (520,000 common shares issued at $0.25 per share )	520,000	52	129,948		-	130,000

Issuance of common shares in October 2008 for services (100,000 common shares issued at $0.25 per share )	100,000	10	24,990		-	25,000

Net Loss for the year ended December 31, 2008	-	-	-		(947,646)	(947,646)
Balance at December 31, 2008	133,366,777	13,336	2,596,791	-	(2,069,713)	540,414

Common stock subscription payable	-	-	-	203,000	-	203,000

Issuance of common shares in September 2009 for cash (4,060,000 common shares issued at $0.05 per share )	4,060,000	406	202,594	(203,000)	-	-

Issuance of common shares in September 2009 for cash (3,200,000 common shares issued at $0.05 per share )	3,200,000	320	159,680	-	-	160,000

Issuance of common shares in September 2009 for cash (7,140,000 common shares issued at $0.05 per share )	7,140,000	714	356,286	-	-	357,000

Net Loss for the year ended December 31, 2009	-	-	-		(644,601)	(644,601)
Balance at December 31, 2009	147,766,777	14,776	3,315,351	-	(2,714,314)	615,813

Issuance of common shares in May 2010 for services (800,000 common shares issued at a fair value of $0.11 per share)	800,000	80	87,920	-	-	88,000

Issuance of common shares in May 2010 for cash (2,500,000 common shares issued at a price of $0.08 per share)	2,500,000	250	199,750	-	-	200,000

Issuance of common shares in September 2010 for cash (2,500,000 common shares issued at a price of $0.06 per share)	2,500,000	250	149,750	-	-	150,000

Issuance of common shares in December 2010 for cash (833,333 common shares issued at a price of $0.06 per share)	833,333	84	49,916	-	-	50,000

Issuance of common shares in December 2010 for cash (833,333 common shares issued at a price of $0.06 per share)	833,333	83	49,917	-	-	50,000

Net loss for the year ended December 31, 2010	-	-	-	-	(919,393)	(919,393)

Balance at December 31, 2010	155,233,443	$15,523	$3,852,604	$-	$(3,633,707)	$234,420

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			April 24, 2006
	Year Ended		through
	December 31, 2010	December 31, 2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(919,393)	$(644,601)	$(3,633,707)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation expense	8,001	5,991	18,679
Issuance of stock for services	88,000	-	325,260
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventory	17,076	7,694	-
Prepaid expenses	67	(3,678)	(12,349)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable	2,973	(18,267)	5,506
Accrued expenses	(750)	750	-
Credit card payable	-	-	-

NET CASH USED IN OPERATING ACTIVITIES	(804,026)	(652,111)	(3,297,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,588)	(25,513)	(79,209)
Patent expenditures	(35,585)	(11,362)	(121,959)
Proceeds from /(investments in) certificate of deposits	147,288	224,824	-

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	109,115	187,949	(201,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subcription payable	-	203,000	203,000
Proceeds from issuance of common stock	450,000	517,000	3,339,867

NET CASH PROVIDED IN FINANCING ACTIVITIES	450,000	720,000	3,542,867

NET INCREASE/(DECREASE) IN CASH	(244,911)	255,838	44,318

CASH, BEGINNING OF YEAR	289,229	33,391	-

CASH, END OF YEAR	44,318	289,229	44,318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$3,200

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$5,867	$-	$5,867

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1.	ORGANIZATION AND LINE OF BUSINESS

Organization
BioSolar, Inc. (the "Company") was incorporated in the state of Nevada on April 24, 2006.  The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market solar panel component made from renewable materials.

Line of Business
The Company is currently in the stage of developing an innovative technology to produce bio-based photovoltaic components from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells. The biobased photovoltaic components will be directly marketed to photovoltaic module manufacturers.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended December 31, 2010. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the year ended December 31, 2010, had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
DECEMBER 31, 2010 AND 2009

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

Depreciation expense for the years ended December 31, 2010 and 2009 was $8,001 and $5,991, respectively.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2010 and 2009, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2010 and 2009, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 5,000,000 and 0 warrants for the years ended December 31, 2010 and 2009, respectively.

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

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $231,447 and $62,706 for the years ended December 31, 2010 and 2009, respectively.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $7,799 and $18,430 for the years ended December 31, 2010 and 2009, respectively.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended December 31, 2010, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the year ended December 31, 2010, the Company issued 6,666,666 shares of common stock at purchase prices between $0.06 and $0.08 per share for cash in the amount of $450,000. Also 800,000 shares of common stock were issued at a price of $0.11 per share for services with a fair value of $88,000. During the year ended December 31, 2009, the Company issued 14,400,000 shares of common stock at a purchase price of $0.05 per share for cash in the amount of $720,000, through a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended.

4.	STOCK OPTIONS AND WARRANTS

Warrants
During the year ended December 31, 2010, the Company issued 8,333,332 warrants to investors with an exercise option to purchase shares of common stock over a five year period.  No warrants were issued for the year ended December 31, 2009.

5.	RENTAL LEASE

The Company renewed its month-to-month lease for a one year term expiring on May 14, 2011, with an option to renew for another 12 months. The rent paid for the years ended December 31, 2010 and 2009 was $6,408 for both years.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

6.	INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

	Useful Lives	2010	2009

Patents-gross		$121,919	$86,374
Less accumulated amortization	20 years	40	40
		$121,879	$86,334

As of December 31, 2010 and 2009, no amortization has been expensed for the patents, since approval of the patents is pending.

7.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at December 31, 2010 and 2009, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2010 and 2009, the Company did not recognize interest and penalties.

8.	DEFERRED TAX BENEFIT

At December 31, 2010, the Company had net operating loss carry-forwards of approximately $2,700,000, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2010 and 2009 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

8.	DEFERRED TAX BENEFIT (Continued)

	2010	2009

Book income	$(367,437)	$(257,520)
State income taxes	(320)	(320)
Depreciation	(5,387)	(1,760)
M & E	395	418
R&D	6,018	1,606
Penalties	72	-

Valuation Allowance	366,659	257,576

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL carryover	$1,458,662	$1,086,827
R & D credit	39,537	24,502

Deferred tax liabilites:
Depreciation	(12,998)	(7,627)

Less Valuation Allowance	(1,485,201)	(1,103,702)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

8.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

As of February 22, 2010, the Company entered into a ninety (90) day agreement for services to promote the Company’s product.

As of February 23, 2010, the Company issued 2,000,000 shares of common stock at a price of $0.075 per share for cash of $150,000. The shares were issued with 2,666,668 warrants attached to purchase shares of common stock over a five year period at a price of $0.0375 per share.

As of March 8, 2011, the Company issued 1,400,000 shares of common stock at a price of $0.075 per share for cash of $105,000.