Form 10-Q
period 2011-03-31
BioSolar Inc
filed 2011-05-11
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The number of shares of registrant’s common stock outstanding, as of  May 11, 2011 was 160,836,342.

BIOSLAR, INC.

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$233,992	$44,318
Prepaid expenses	49,900	12,349

TOTAL CURRENT ASSETS	283,892	56,667

PROPERTY AND EQUIPMENT
Machinery and equipment	76,281	76,281
Computer	2,928	2,928
	79,209	79,209
Less accumulated depreciation	(20,634)	(18,639)

NET PROPERTY AND EQUIPMENT	58,575	60,570

OTHER ASSETS
Patents, net of amortization of $40	121,919	121,919
Deposit	770	770

TOTAL OTHER ASSETS	122,689	122,689

TOTAL ASSETS	$465,156	$239,926

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable	$16,539	$5,506

TOTAL CURRENT LIABILITIES	16,539	5,506

SHAREHOLDER'S EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
160,836,342 and 155,233,443 shares issued and outstanding, respectively	16,082	15,523
Additional paid in capital	4,278,244	3,852,604
Deficit accumulated during the development stage	(3,845,709)	(3,633,707)

TOTAL SHAREHOLDER'S EQUITY	448,617	234,420

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$465,156	$239,926

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			April 24, 2006
	Three Months Ended		through
	March 31, 2011	March 31, 2010	March 31, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	195,790	152,688	3,199,764
Research and development	13,187	41,016	708,005
Depreciation and amortization	1,996	1,950	20,675

TOTAL OPERATING EXPENSES	210,973	195,654	3,928,444

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(210,973)	(195,654)	(3,928,444)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	-	338	87,144
Interest expense	(229)	-	(229)
Penalties	-	-	(180)

TOTAL OTHER INCOME/(EXPENSES)	(229)	338	86,735

LOSS BEFORE PROVISION FOR TAXES	(211,202)	(195,316)	(3,841,709)

Income taxes	(800)	(800)	(4,000)

NET LOSS	$(212,002)	$(196,116)	$(3,845,709)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	157,056,474	147,766,777

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2010	155,233,443	$15,523	$3,852,604	$(3,633,707)	$234,420

Issuance of common shares in January 2011 for cash (unaudited)
(869,565 common shares issued at a price of $0.0575 per share)	869,565	86	49,914	-	50,000

Issuance of common shares in February 2011 for cash (unaudited)
(2,000,000 common shares issued at a price of $0.075 per share)	2,000,000	200	149,800	-	150,000

Issuance of common shares in March 2011 for cash (unaudited)
(2,733,334 common shares issued at a price of $0.075 per share)	2,733,334	273	204,727	-	205,000

Stock compensation cost (unaudited)	-	-	21,199	-	21,199

Net loss for the three months ended March 31, 2011 (unaudited)	-	-	-	(212,002)	(212,002)

Balance at March 31, 2011 (unaudited)	160,836,342	$16,082	$4,278,244	$(3,845,709)	$448,617

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			April 24, 2006
	Three Months Ended		through
	March 31, 2011	March 31, 2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(212,002)	$(196,116)	$(3,845,709)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	1,995	1,950	20,674
Stock option cost	21,199	-	21,199
Issuance of stock for services	-	-	325,260
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventory	-	(7,230)	-
Prepaid expenses	(37,551)	(16,628)	(49,900)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable	11,033	8,640	16,539
Accrued expenses	-	(750)	-
Credit card payable	-	-	-

NET CASH USED IN OPERATING ACTIVITIES	(215,326)	(210,134)	(3,512,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,638)	(79,209)
Patent expenditures	-	(6,525)	(121,959)
Proceeds from /(investments in) certificate of deposits	-	(180)	-

NET CASH USED IN INVESTING ACTIVITIES	-	(8,343)	(201,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subcription payable	-	-	203,000
Proceeds from issuance of common stock	405,000	-	3,744,867

NET CASH PROVIDED IN FINANCING ACTIVITIES	405,000	-	3,947,867

NET INCREASE/(DECREASE) IN CASH	189,674	(218,477)	233,992

CASH, BEGINNING OF YEAR	44,318	289,229	-

CASH, END OF YEAR	233,992	70,752	233,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$229	$-	$229
Taxes paid	$800	$800	$4,000

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$-	$-	$5,867

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
March 31, 2011

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

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
March 31, 2011

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
Loss per Share calculates basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2011 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2011, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the three months ended March 31, 2011, the Company issued 869,565 shares of common stock at a price of $0.0575 per share for cash of $50,000, with warrants attached to purchase 1,739,130 shares of common stock; issued 4,733,334 shares of common stock at a price of $0.075 per share for cash of $355,000, with warrants attached to purchase 2,666,668 shares of common stock.

4.      STOCK OPTIONS AND WARRANTS

On March 24, 2011, the Board of Directors of the Company granted non-qualified stock options for 7,100,000 shares of common stock to its employees, directors and consultants, agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options vests at various times, and are exercisable for a period of five years from the date of grant at an exercise price of $0.135 per share, the market value of the Company’s common stock on the date of grant.

	3/31/2011	2008
Risk free interest rate	2.14%	0.00%
Stock volatility factor	1%	0%
Weighted average expected option life	5 years	0
Expected dividend yield	None	0

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
March 31, 2011

4.      STOCK OPTIONS AND WARRANTS

A summary of the Company’s stock option activity and related information follows:

	3/31/2011
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	-	$-
Granted	7,100,000	0.135
Exercised	-	-
Expired	-	-
Outstanding, end of period	7,100,000	$0.135
Exercisable at the end of period	202,083	$0.10
Weighted average fair value of
options granted during the period		$0.135

The weighted average remaining contractual life of options outstanding as of March 31, 2011 was as follows:

			Weighted	Weighted	Weighted
			Average	Average	Average
	Stock	Stock	Remaining	Exercise Price	Exercise Price
Exercisable	Options	Options	Contractual	of Options	of Options
Prices	Outstanding	Exercisable	Life (years)	Outstanding	Exercisable
$ 0.135	7,100,000	202,083	4.99

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2011, related to the granting of these options is $21,199.

Warrants
During the three months ended March 31, 2011, the Company offered investors through a private placement,  warrants to purchase 4,405,798 shares of common stock exercisable at a price between  $0.0575 and $0.0750 per share within five years from the date of grant.

5. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no subsequent events to be reported.

I TEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $43,102 to $195,790 for the three months ended March 31, 2011, compared to $152,688 for the prior period March 31, 2010. This increase in G&A expenses was the result of an increase in  marketing fees to promote the Company.

Research and Development

Research and Development (“R&D”) expenses decreased by $(27,829) to $13,187 for the three months ended March 31, 2011, compared to $41,016 for the prior period March 31, 2010. This overall decrease in R&D expenses was the result of a decrease in outside services by corporations for testing the product, and a decrease in materials and supplies to produce samples.

Net Loss

Our Net Loss increased by $(15,886) to $(212,002) for the three months ended March 31, 2011, compared to $(196,116) for the prior period March 31, 2010. The increase in Net Loss was due to an increase in G&A expenses.  Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had $267,353 of working capital as compared to $51,161 for the year ended December 31, 2010. This increase of $216,192 was due primarily to equity financing.

During the three months ended March 31, 2011, the Company used $(215,326) of cash for operating activities, as compared to $(210,134) for the prior period March 31, 2010. The increase of $(5,192) in the use of cash for operating activities was primarily due to an increase in net loss of $(15,886), an increase in accounts payable for $3,143, a decrease in inventory of $7,230, and an increase in prepaid expenses of $(20,923). Also, an increase in non-cash stock option cost for $21,199.

Cash used in investing activities for the three months ended March 31, 2011 was $0, as compared to cash used of $(8,343) for the prior period March 31, 2010. The overall net change of $8,343 in investing activities was primarily due to a decrease in the purchase of equipment and patent expenditures..

Cash provided from financing activities was $405,000 for the three months ended March 31, 2011, as compared to $0 for the prior period March 31, 2010. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of March 31, 2011 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through March 31, 2011. Our independent registered public accounting firm has issued their report dated March 21, 2011 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company sold units comprised of common stock with warrants attached for total proceeds of $405,000.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 11, 2011.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)