Form 10-Q
period 2011-06-30
BioSolar Inc
filed 2011-08-05
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The number of shares of registrant’s common stock outstanding, as of August 4, 2011 was 5,792,164.

BIOSLAR, INC.

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$83,262	$44,318
Prepaid expenses	26,486	12,349

TOTAL CURRENT ASSETS	109,748	56,667

PROPERTY AND EQUIPMENT
Machinery and equipment	76,281	76,281
Computer	2,928	2,928
	79,209	79,209
Less accumulated depreciation	(22,668)	(18,639)

NET PROPERTY AND EQUIPMENT	56,541	60,570

OTHER ASSETS
Patents, net of amortization of $40	138,673	121,919
Deposit	770	770

TOTAL OTHER ASSETS	139,443	122,689

TOTAL ASSETS	$305,732	$239,926

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable	$10,549	$5,506

TOTAL CURRENT LIABILITIES	10,549	5,506

SHAREHOLDER'S EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
5,377,878 and 5,174,448 shares issued and outstanding, respectively	538	518
Additional paid in capital	4,467,469	3,867,609
Deficit accumulated during the development stage	(4,172,824)	(3,633,707)

TOTAL SHAREHOLDER'S EQUITY	295,183	234,420

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$305,732	$239,926

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					April 24, 2006
	Three Months Ended		Six Months Ended		through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	316,240	171,376	512,030	324,065	3,516,004
Research and development	8,670	50,702	21,857	91,718	716,675
Depreciation and amortization	2,034	1,964	4,030	3,914	22,709

TOTAL OPERATING EXPENSES	326,944	224,042	537,917	419,697	4,255,388

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(326,944)	(224,042)	(537,917)	(419,697)	(4,255,388)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	58	100	58	439	87,202
Interest expense	(229)	-	(458)	-	(458)
Penalties	-	-	-	-	(180)

TOTAL OTHER INCOME/(EXPENSES)	(171)	100	(400)	439	86,564

LOSS BEFORE PROVISION FOR TAXES	(327,115)	(223,942)	(538,317)	(419,258)	(4,168,824)

Income taxes	-	-	(800)	(800)	(4,000)

NET LOSS	$(327,115)	$(223,942)	$(539,117)	$(420,058)	$(4,172,824)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.05)	$(0.10)	$(0.08)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	5,364,707	4,975,852	5,301,367	4,950,845

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2010	5,174,448	$518	$3,867,609	$(3,633,707)	$234,420

Issuance of common shares for cash (unaudited)	203,430	20	440,980	-	441,000

Stock compensation cost (unaudited)	-	-	158,880	-	158,880

Net loss for the six months ended June 30, 2011 (unaudited)	-	-	-	(539,117)	(539,117)

Balance at June 30, 2011 (unaudited)	5,377,878	$538	$4,467,469	$(4,172,824)	$295,183

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			April 24, 2006
	Six Months Ended		through
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(539,117)	$(420,058)	$(4,172,824)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	4,030	3,914	22,709
Stock option cost	158,880	-	158,880
Issuance of stock for services	-	-	325,260
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventory	-	(263)	-
Prepaid expenses	(14,137)	11,900	(26,486)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable	5,042	(490)	10,548
Accrued expenses	-	(750)	-

NET CASH USED IN OPERATING ACTIVITIES	(385,302)	(405,747)	(3,682,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,638)	(79,209)
Patent expenditures	(16,754)	(34,176)	(138,713)
Proceeds from /(investments in) certificate of deposits	-	147,288	-

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	(16,754)	111,474	(217,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subcription payable	-	-	203,000
Proceeds from issuance of common stock	441,000	200,000	3,780,867

NET CASH PROVIDED IN FINANCING ACTIVITIES	441,000	200,000	3,983,867

NET INCREASE/(DECREASE) IN CASH	38,944	(94,273)	83,262

CASH, BEGINNING OF PERIOD	44,318	289,229	-

CASH, END OF PERIOD	83,262	194,956	83,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$229	$-	$458
Taxes paid	$800	$800	$4,000

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$-	$88,000	$88,000

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
June 30, 2011

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

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

Loss per Share Calculations
Loss per Share calculates basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2011 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
June 30, 2011

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2011, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

As of July 5, 2011, the Company authorized a one-for-thirty (1:30) reverse split. All share amounts have been retroactively restated reflecting this reverse split.

During the six months ended June 30, 2011, the Company issued 28,986 shares of common stock at a price of $1.725 per share for cash of $50,000, with warrants attached to purchase 57,971 shares of common stock; issued 164,444 shares of common stock at a price of $2.25 per share for cash of $370,000, with warrants attached to purchase 88,889 shares of common stock; issued 10,000 shares of common stock at a price of $2.10 per share for cash of $21,000. During the six months ended June 30, 2010, the Company issued 83,333 shares of common stock at a price of $2.40 per share for cash of $200,000; issued 26,667 shares of common stock at a fair value of $3.30 per share for prepaid services.

4.      STOCK OPTIONS AND WARRANTS

On March 24, 2011, the Board of Directors of the Company granted non-qualified stock options for 236,667 shares of common stock to its employees, directors and consultants. Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options vests at various times, and are exercisable for a period of five years from the date of grant at an exercise price of $4.05 per share, the market value of the Company’s common stock on the date of grant.

6/30/2011
Risk free interest rate	2.14%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

6/30/2011
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	236,667	$4.05
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	236,667	$4.05
Exercisable at the end of period	50,486	$3.15
Weighted average fair value of
options granted during the period		$-

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
June 30, 2011

4.      STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of June 30, 2011 was as follows:

Weighted
Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$ 4.050	236,667	50,486	4.74
The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2011, related to the granting of these options is $158,880.

Warrants
During the six months ended June 30, 2011, the Company offered investors through a private placement, warrants to purchase 146,860 shares of common stock exercisable at a price between $1.725 and $2.25 per share within five years from the date of grant.

5.	SUBSEQUENT EVENT

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and the following events occurred:

On July 5, 2011, the Company authorized a one-for-thirty (1:30) reverse split of the Company’s authorized, issued and outstanding shares of common stock. As a result of the reverse split each thirty (30) shares of the Company’s common stock issued and outstanding immediately prior to the reverse split shall be changed into one (1).

As of July 14, 2011, the Company issued 414,286 shares of common stock at a price of $2.10 per share for $87,000 cash. The shares are stated at the effected 1:30 reverse split.

Management concluded there were no other subsequent events or transactions that require recognition or disclosure in the financial statements.

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

Recently Issued Accounting Pronouncements

            Management reviewed accounting pronouncements issued during the three months ended June 30, 2011and no pronouncements were adopted during the period.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $144,864 to $316,240 for the three months ended June 30, 2011 compared to $171,376 for the prior period June 30, 2010. The G&A expenses increased by $187,965 to $512,030 for the six months ended June 30, 2011, compared to $324,065 for the prior period June 30, 2010. This increase in G&A expenses was the result of an increase in professional  fees, and marketing fees to promote the Company. The majority of the increase was due to a non-cash expense of $158,880 for the stock compensation cost.

Research and Development

Research and Development (“R&D”) expenses decreased by $(42,032) to $8,670 for the three months ended June 30, 2011, compared to $50,702 for the prior period June 30, 2010. The R&D expenses decreased by $(69,861) to $21,857 for the six months ended June 30, 2011, compared to $91,718 for the prior period June 30, 2010. This overall decrease in R&D expenses was the result of a decrease in outside services by corporations for testing the product, and a decrease in materials and supplies to produce samples. The Company’s focus has been marketing its product.

Net Loss

Our Net Loss increased by $103,173 to $(327,115) for the three months ended June 30, 2011, compared to $(223,942) for the prior period June 30, 2010. The Net Loss increased by $119,059 to $(539,117) for the six months ended June 30, 2011, compared to $(420,058) for the prior period June 30, 2010. The increase in Net Loss was due to the increase in non-cash expense for stock compensation cost. Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had $99,199 of working capital as compared to $51,161 for the year ended December 31, 2010. This increase of $48,038 was due primarily to an increase in equity financing.

During the six months ended June 30, 2011, the Company used $(385,302) of cash for operating activities, as compared to $(405,747) for the prior period June 30, 2010. The decrease of $20,445 in the use of cash for operating activities was primarily due to an increase in accounts payable and a decrease in operating expenses less the non-cash stock compensation cost.

Cash used in investing activities for the six months ended June 30, 2011 was $(16,754), as compared to cash provided of $111,474 for the prior period June 30, 2010. The overall net change of $128,228 in investing activities was primarily due to a decrease in the proceeds from investing in certificate of deposits, and a decrease in cash used to purchase intangibles.

Cash provided from financing activities was $441,000 for the six months ended June 30, 2011, as compared to $200,000 for the prior period June 30, 2010. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of June 30, 2011 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through June 30, 2011. Our independent registered public accounting firm has issued their report dated March 21, 2011 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 21, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company sold 6,667 shares of common stock for total proceeds of $15,000 at a price of $2.25 per share. Also during the period covered by this report, the Company issued 10,000 shares of common stock for total proceeds of $21,000 at a price of $2.10 per share.

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above.

* Effective  July 5, 2011, the Company’s Board of Directors approved and authorized the implementation of a one-for-thirty (1:30) reverse split of the Company’s authorized, issued and outstanding shares of common stock. All share amounts have been retroactively restated reflecting a one-for-thirty (1:30) reverse split.

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

3.4	Bylaws of Biosolar, Inc.( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

MATERIAL CONTRACTS

10.1	Form of Subscription Agreement dated as of May 26, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.2	Form of Subscription Agreement dated as of July 17, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.3	Form of Subscription Agreement dated as of October 11, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

14.1	Code of Ethics ( Incorporated by reference to the Company’s annual report on Form 10-K filed with the SEC on March 25, 2008)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 5, 2011.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer )
and Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)