Form 10-Q
period 2011-09-30
BioSolar Inc
filed 2011-11-09
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

The number of shares of registrant’s common stock outstanding, as of November 8, 2011was 5,441,141.

BIOSLAR, INC.

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$34,577	$44,318
Prepaid expenses	18,850	12,349

TOTAL CURRENT ASSETS	53,427	56,667

PROPERTY AND EQUIPMENT
Machinery and equipment	76,281	76,281
Computer	2,928	2,928
	79,209	79,209
Less accumulated depreciation	(24,684)	(18,639)

NET PROPERTY AND EQUIPMENT	54,525	60,570

OTHER ASSETS
Patents	139,287	121,919
Deposit	770	770

TOTAL OTHER ASSETS	140,057	122,689

TOTAL ASSETS	$248,009	$239,926

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other payables	$7,544	$5,506

TOTAL CURRENT LIABILITIES	7,544	5,506

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
5,441,141 and 5,174,448 shares issued and outstanding, respectively	544	517
Additional paid in capital	4,720,955	3,867,610
Deficit accumulated during the development stage	(4,481,034)	(3,633,707)

TOTAL SHAREHOLDERS' EQUITY	240,465	234,420

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$248,009	$239,926

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					April 24, 2006
	Three Months Ended		Nine Months Ended		through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	296,423	194,302	808,455	518,368	3,812,429
Research and development	9,607	35,168	31,464	126,886	726,282
Depreciation and amortization	2,015	2,030	6,045	5,944	24,724

TOTAL OPERATING EXPENSES	308,045	231,500	845,964	651,198	4,563,435

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(308,045)	(231,500)	(845,964)	(651,198)	(4,563,435)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	9	86	67	526	87,211
Interest expense	(172)	-	(630)	-	(630)
Penalties	-	(180)	-	(180)	(180)

TOTAL OTHER INCOME/(EXPENSES)	(163)	(94)	(563)	346	86,401

LOSS BEFORE PROVISION FOR TAXES	(308,208)	(231,594)	(846,527)	(650,852)	(4,477,034)

Income taxes	-	-	(800)	(800)	(4,000)

NET LOSS	$(308,208)	$(231,594)	$(847,327)	$(651,652)	$(4,481,034)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.05)	$(0.15)	$(0.13)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	5,423,781	5,042,806	5,595,592	4,981,738

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2010	5,174,448	$517	$3,867,610	$(3,633,707)	$234,420

Issuance of common shares for cash (unaudited)
(prices ranging between $1.725 and $2.25 per share)	266,693	27	567,274	-	567,301

Stock compensation cost (unaudited)	-	-	286,071	-	286,071

Net loss for the nine months ended September 30, 2011 (unaudited)	-	-	-	(847,327)	(847,327)

Balance at September 30, 2011 (unaudited)	5,441,141	$544	$4,720,955	$(4,481,034)	$240,465

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			April 24, 2006
	Nine Months Ended		through
	September 30, 2011	September 30, 2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(847,327)	$(651,652)	$(4,481,034)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	6,045	5,944	24,724
Stock option cost	286,071	-	286,071
Issuance of stock for services	-	-	325,260
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventory	-	(1,628)	-
Prepaid expenses	(6,501)	59,716	(18,850)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable and other payable	2,038	5,939	7,544
Accrued expenses	-	(750)	-

NET CASH USED IN OPERATING ACTIVITIES	(559,674)	(582,431)	(3,857,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,587)	(79,209)
Patent expenditures	(17,368)	(34,652)	(139,327)
Proceeds from /(investments in) certificate of deposits	-	147,288	-

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	(17,368)	110,049	(218,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subcription payable	-	-	203,000
Proceeds from issuance of common stock	567,301	350,000	3,907,168

NET CASH PROVIDED IN FINANCING ACTIVITIES	567,301	350,000	4,110,168

NET INCREASE/(DECREASE) IN CASH	(9,741)	(122,382)	34,577

CASH, BEGINNING OF PERIOD	44,318	289,229	-

CASH, END OF PERIOD	34,577	166,847	34,577

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$172	$-	$630
Taxes paid	$800	$800	$4,000

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$-	$88,000	$88,000

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
September 30, 2011

1.     Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from private placement offerings of its securities since its inception. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

Development Stage Activities and Operations
The Company is in its initial stages of formation and has no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Loss per Share Calculations
Loss per Share calculates basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2011 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
September 30, 2011
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2011, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

As of July 5, 2011, the Company authorized a one-for-thirty (1:30) reverse split of its authorized and outstanding common stock. All share amounts have been retroactively restated reflecting this reverse split.

During the nine months ended September 30, 2011, the Company issued:

● 28,986 shares of common stock at a price of $1.725 per share for gross cash proceeds of $50,000, with warrants attached to purchase 57,971 shares of common stock;

● 164,445 shares of common stock at a price of $2.25 per share for gross cash proceeds of $370,000, with warrants attached to purchase 88,889 shares of common stock;

● 10,000 shares of common stock at a price of $2.10 per share for gross cash proceeds of $21,000;

● 41,429 shares of common stock at a price of $2.10 per share for gross cash proceeds of $87,000;

● 21,834 shares of common stock at a price of $1.80 per share for gross cash proceeds of $39,301.  During the nine months ended September 30, 2010, the Company issued 83,333 shares of common stock at a price of $2.40 per share for gross cash proceeds  of $200,000;

● 83,333 shares of common stock at a price of $1.80 per share for gross cash proceeds of $150,000, with warrants attached to purchase 166,667 shares of common stock;

● 26,667 shares of common stock at a fair value of $3.30 per share for prepaid services.

● 75,000 shares of common stock at a price of $1.80 per share for gross cash proceeds of $135,000, with warrants attached to purchase 75,000 shares of common stock.

4.      STOCK OPTIONS AND WARRANTS

On March 24, 2011, the Board of Directors of the Company granted a non-qualified stock option to purchase 236,667 shares of common stock to its employees, directors and consultants, pursuant to the terms of option agreements. Each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options vest at various times, and are exercisable for a period of five years from the date of grant at an exercise price of $4.05 per share, the market value of the Company’s common stock on the date of grant.

9/30/2011
Risk free interest rate	2.14%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

9/30/2011
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	236,667	$4.05
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	236,667	$4.05
Exercisable at the end of period	94,284	$3.15
Weighted average fair value of
options granted during the period		$-

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
September 30, 2011
4.      STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of September 30, 2011 was as follows:

Weighted
Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.050	236,667	94,284	4.48

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2011, related to the granting of these options is $286,071.

Warrants
During the nine months ended September 30, 2011, the Company issued to investors in a private placement offering, five year warrants to purchase 146,860 shares of common stock, exercisable at a price between $1.725 and $2.25 per share.

5.	SUBSEQUENT EVENT

On October 24, 2011, the Company issued 75,000 shares of common stock at a price of $1.80 per share for gross cash proceeds of $135,000, with warrants attached to purchase 75,000 shares of common stock.

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and there were no other events to report.

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

Recently Issued Accounting Pronouncements

            Management reviewed accounting pronouncements issued during the three months ended September 30, 2011and no pronouncements were adopted during the period.

Results of Operations – Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $102,121 to $296,423 for the three months ended September 30, 2011, compared to $194,302 for the prior period ended September 30, 2010. G&A expenses increased by $290,087 to $808,455 for the nine months ended September 30, 2011, compared to $518,368 for the prior period ended September 30, 2010. This increase in G&A expenses was the result of an increase in non-cash stock compensation expense of $286,071, and an overall decrease in G&A  expenses.

Research and Development

Research and Development (“R&D”) expenses decreased by $(25,561) to $9,607 for the three months ended September 30, 2011, compared to $35,168 for the prior period ended September 30, 2010. R&D expenses decreased by $(95,422) to $31,464 for the nine months ended September 30, 2011, compared to $126,886 for the prior period ended September 30, 2010. This overall decrease in R&D expenses was the result of a decrease in materials and supplies for samples, and a decrease in outside services by corporations for testing the product.

Net Loss

Our Net Loss increased by $(76,614) to $(308,208) for the three months ended September 30, 2011, compared to $(231,594) for the prior period ended September 30, 2010. Net loss increased by $(195,675) to $847,327 for the nine months ended September 30, 2011, compared to $(651,652) for the prior period September 30, 2010. The increase in net loss was due to the overall increase in non-cash stock compensation expense.  Currently the Company is in its development stage and has no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had $45,883 of working capital as compared to $51,161 for the year ended December 31, 2010. This decrease of $(5,278) was due primarily to an overall decrease in cash.

During the nine months ended September 30, 2011, the Company used $(559,674) of cash for operating activities, as compared to $(582,431) for the prior period September 30, 2010. The decrease of $22,757 in the use of cash for operating activities was primarily due to an overall decrease in net loss and an increase in prepaid expenses and accounts payable.

Cash used in investing activities for the nine months ended September 30, 2011 was $(17,368), as compared to cash provided of $110,049 for the prior period September 30, 2010. The overall net change of $127,417 in investing activities was primarily due to a decrease in the proceeds from investing in certificate of deposits and patent expenditures compared to the prior period.

Cash provided from financing activities was $567,301 for the nine months ended September 30, 2011, as compared to $350,000 for the prior period September 30, 2010. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and have no revenues.

Our financial statements as of September 30, 2011 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through September 30, 2011. Our independent registered public accounting firm has issued their report dated March 21, 2011 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar modules.

Our plan of operation within the next twelve months is to utilize our cash balances to commercialize our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules. In addition, we intend to further enhance test programs to determine the physical properties and characteristics that will be most suitable for the further development of biobased solar module components, and build solar modules, as we attempt to validate the commercial viability of our product. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next three months. Management estimates that it will require additional cash resources during 2011, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable to us. If we are unable to obtain sufficient funds during the next six months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 22, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2011, the Company issued:

● 28,986 shares of common stock at a price of $1.725 per share for gross cash proceeds of $50,000, with warrants attached to purchase 57,971 shares of common stock;

● 164,445 shares of common stock at a price of $2.25 per share for gross cash proceeds of $370,000, with warrants attached to purchase 88,889 shares of common stock;

● 10,000 shares of common stock at a price of $2.10 per share for gross cash proceeds of $21,000;

● 41,429 shares of common stock at a price of $2.10 per share for gross cash proceeds of $87,000;

● 21,834 shares of common stock at a price of $1.80 per share for gross cash proceeds of $39,301.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 9, 2011.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive
Officer ) and Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)