Form 10-K
period 2011-12-31
BioSolar Inc
filed 2012-03-30
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Large accelerated filer ☐                                                                                                             Accelerated filer ☐
Non-accelerated filer   ☐  (Do not check if smaller reporting company)           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates,  computed by reference to the price at which the common stock was sold on June 30, 2011,  was approximately $5,316,986.

The number of shares of registrant’s common stock outstanding, as of March 28, 2012 was 5,992,771.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.       BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K  to “Biosolar”, the “Company”, “we”, “us”, or “our” refer to Biosolar, Inc.

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

In photovoltaics, light particles called photons penetrate the cell and knock electrons free from the silicon atoms, creating an electric current. As long as light flows into the cell, electrons flow out of the cell. The cell does not use up its electrons and lose power, similar to a battery, as it is a converter that turns one kind of energy (sun light) into another (flowing electrons).
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

We have developed multiple versions of our bio-based backsheet to date, and the latest version of the mono-layer Biobacksheet has successfully obtained Underwriters Laboratories’ (UL) material certification in February 2011.   This version of BioSolar Backsheet (BioBacksheetTM) is designed for conventional C-Si solar cell modules, which currently represents over 70 percent of solar modules produced in the world, as well as for certain thin film solar modules.  The provisional relative thermal index (RTI) rating by UL was issued during the 3nd quarter of 2011, and solar panel manufacturers are now able to submit their panels incorporating BioBacksheet for UL/IEC certification (or recertification) before going into mass production.  These backsheets are available in rolls of film for direct use in lamination and roll-to-roll assembly systems. We project that backsheet can be manufacturered at significantly lower cost than those of traditional backsheets.

In addition, the company has an ongoing test program to determine the physical properties and characteristics that will be most suitable for commercially available solar cell devices, and build prototype solar panels, as we attempt to validate the commercial viability of this product in various forms.

Marketing Strategy

BioSolar, Inc. is developing a technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of solar cells.  Most of the solar industry is focused on photovoltaic efficiency to reduce cost.  BioSolar is the first company to introduce a new dimension of cost reduction by replacing petroleum-based plastic solar cell components with durable bio-based materials.   During first quarter of 2011, BioBacksheetTM, the company’s first commercially available product obtained Underwriters Laboratories’ (UL) material certification, which is now a required step before solar panel manufacturers can start incorporating the product into their solar panels for UL certification of their products.  Other related products are in the research and development stage.

We intend to market our bio-based solar module components directly to photovoltaic module manufacturers as well as through manufacturer’s reps. In order to create a favorable environment for sales, we plan to undertake advertising and promotion efforts. These efforts will be outsourced and will require the services of advertising and public relations firms. We have tentatively chosen a firm whom we believe is capable of assisting us with comprehensive advertising and promotion plans. We have not yet finalized the potential costs of our marketing strategy.

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

On May 19, 2011, we filed a patent to protect the intellectual property rights for “Photovoltaic Module Backsheet, Materials for Use in Module Backsheet and Process for Making the Same”, application number 13/093,549.  The inventor listed on the patent application is Stanley Levy, the company’s Chief Technology Officer.  The company is listed as assignee

Both applications are pending.

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

EMPLOYEES

As of March 28, 2012 we had two (2) full time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

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

Since inception, we have incurred losses and have negative cash flows from operations and have never realized revenues. From inception through December 31, 2011, we incurred a net loss of $4,780,768. These factors, among others discussed in Note 1 to the financial statements, raise substantial doubt about the ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

OUR PATENT APPLICATIONS FOR OUR TECHNOLOGY ARE PENDING AND THERE IS NO ASSURANCE THAT THESE APPLICATIONS WILL BE GRANTED. FAILURE TO OBTAIN THE PATENTS FOR OUR APPLICATIONS COULD PREVENT US FROM SECURING ROYALTY PAYMENTS IN THE FUTURE, IF APPROPRIATE.

We have filed patents to protect the intellectual property rights for “Phovoltaic Laminated Module Backsheet, Films and Coatings for Use in Module Backsheet, and Processes for Making the Same” and  for “photovoltaic Laminated Module Backsheet, Material for Use In Module Backsheet and Process for Making the Same.”  To date our patent applications have not been granted. We cannot be certain that these patents will be granted nor can we be certain that other companies have not filed for patent protection for this technology before us. Even if we are granted patent protection for our technology, there is no assurance that we will be in a position to enforce our patent rights. Failure to be granted patent protection for our technology could result in greater competition or in limited royalty payments. This could result in inadequate revenue and cause us to cease operations.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

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

ITEM 2.       PROPERTIES.

Our headquarters are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387. We lease our facility under a lease that expires on May 14, 2012, with an option to renew for another 12 months. Our monthly lease payment is $534. The size of our office is 144 square feet.

ITEM 3.       LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4.        MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.       MARKET FOR COMMON EQUITY,RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

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

	Fiscal 2011		Fiscal 2010
Quarter Ended	High	Low	High	Low
March 31	$5.10	$2.70	$4.89	$3.01
June 30	$4.32	$3.30	$10.50	$2.70
September 30	$8.00	$1.05	$6.90	$3.60
December 31	$2.90	$1.35	$4.47	$2.40

Common Stock

Effective July 5, 2011, the Company’s Board of Directors approved and authorized the implementation of a one-for-thirty (1:30) reverse split of the Company’s authorized, issued and outstanding shares of common stock. All share amounts have been retroactively restated reflecting a one-for-thirty (1:30) reverse split.

Our Amended Articles of Incorporation authorize the issuance of 16,666,667 shares of common stock, $.0001 par value per share. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution, or winding up of our company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

As of March 27, 2012, our common stock was held by 95 stockholders of record and we had 5,992,771 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Trust Company N.A., P.O. Box 43070, Providence, RI 02940-3070.

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

Transfer Agent

The Company's registrar and transfer agent is Computershare Trust Company N.A., P.O. Box 43070, Providence, RI 02940-3070.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-

Equity compensation plans not approved by security holders	-0-	$-0-	-0-

Total	-0-	$-0-	-0-

Unregistered Sales of Equity Securities

During the year ended December 31, 2011, the Company issued:

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

● 95,000 shares of common stock at a price of $1.80 per share for gross cash proceeds of $171,000.

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

Issuer Purchases of Equity Securities

None.

ITEM 6.       SELECTED FINANCIAL DATA

N/A

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased by $416,954 to $1,097,320 for the year ended December 31, 2011, compared to $680,366 for the prior year ended December 31, 2010. This increase in G&A expenses was the result of an increase in non-cash compensation expense in the amount of $434,245, and a decrease in overall G&A expenses of $17,291.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs decreased by $(190,435), to $41,012 for the year ended December 31, 2011 compared to $231,447 for the prior year ended December 31, 2010. This decrease in R&D costs was the result of a decrease in outside services by corporations for testing the product, and a decrease  in materials and supplies. The Company’s focus has been to market its product.

NET LOSS

         Net Loss increased by $(227,669), to $(1,147,062) for the year ended December 31, 2011, compared to $(919,393) for the prior year ended December 31, 2010.  The increase in Net Loss was due to an increase in non-cash compensation expense.  Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2011, we had $65,697 of working capital as compared to $51,161 for the prior year ended December 31, 2010. The increase of $(14,536) in working capital was due primarily to equity financing.

         During the year ended December 31, 2011, the Company used $(711,188) of cash for operating activities, as compared to $(804,026) for the prior year ended December 31, 2010. The decrease of $92,838 in the use of cash for operating activities was a result of an increase in net loss of $(227,669), and an increase in non-cash stock compensation cost of $434,245, and an increase in non-cash depreciation of $58. There were no shares issued for services to outside consultants in the current year compared to $(88,000) issued in the prior year ended December 31, 2010. The increase in prepaid expenses was due to purchases made in advance to produce samples of the technology for marketing. Accounts payable decreased by $(4,100) and accrued expenses increased by $13,895.

          Cash used by investing activities was $(19,008) for the year ended December 31, 2011 as compared to cash provided of $109,115 for the prior year ended December 31, 2010. The decrease of cash provided by investing activities in the amount of $(128,123) for the current period was primarily due to a decrease of $(19,165) in the purchase of fixed and intangible assets, and the proceeds of $147,288 transferred from certificate of deposits.

          Cash provided from financing activities during the year ended December 31, 2011 was $738,300 as compared to $450,000 for the prior year ended December 31, 2010. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and have no revenues.

Our financial statements as of December 31, 2011 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through December 31, 2011. Our independent registered public accounting firm has issued their report dated March 23, 2012 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells.  We plan to develop our products and thereafter focus our efforts on establishing markets in related sectors by 2013.

Our plan of operation within the next twelve months is to utilize our cash balances to fully commercialize our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules. In addition, we intend to further enhance test programs to determine the physical properties and characteristics that will be most suitable for the further development of biobased solar module components, and build solar panels, as we attempt to validate the commercial viability of our product. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2012, based upon its current operating plan and condition. We expect increased expenses during second half of 2012 as we ramp up sales and marketing efforts associated with gradual production volume increase.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	52	Chief Executive Officer, Acting Chief Financial Officer and Director
Stanley Levy	72	Vice President and Chief Technology Officer
Steven C. Bartling	49	Director
Dennis LePon	64	Director

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

Steven C. Bartling – Director since May 11, 2006: Steven C. Bartling has over 30 years of engineering and corporate management experience in the areas of ultra high performance digital CMOS (Complementary Metal Oxide Semiconductor) circuit design, high performance microprocessor architecture/design, systems on a chip, packaging, and testing. From 2002 to the present, Mr. Bartling has been employed by Texas Instruments, Inc. in advanced research and development activities for various TI internal businesses and is currently serving as MCU Technology Development Manager for TI's Micro-Controller Division. From 2001 to 2002, he served as Director of Custom Design for Celerence, an Oregon company engaged in the business of Optical Communication Networking. Mr. Bartling received a Master of Science in Electrical Engineering from Georgia Institute of Technology in 1987 and a Bachelor of Science in Electrical Engineering from the University of Texas at Austin in 1985.  We concluded that Mr. Bartling’s wealth of technical and business experience he gained through his successful technical and corporate management career made him qualified to serve on the Board of Directors.  Mr. Bartling does not currently hold any other directorship.

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

COMMITTEES OF THE BOARD

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee. Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

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

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, our two most highly compensated executive officers other than the Company’s principal executive officer, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee - CEO and Acting CF	2011	$144,000	0	0	0	0	0	0	$144,000
	2010	$144,000	0	0	0	0	0	0	$144,000
Stanley Levy – CTO	2011	$132,000	0	0	0	0	0	0	$132,000
	2010	$132,000	0	0	0	0	0	0	$132,000

Employment Agreements

The Company currently has no employment agreements with its executive officers.

Employee Benefit Plans

The Company currently has no benefit plans in place for its employees.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 28, 2012, the number of and percent of our common stock beneficially owned by:

·	all directors and nominees, naming them,

·	our executive officers,

·	our directors and executive officers as a group, without naming them, and

·	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 28, 2012 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 28, 2012 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total (1)
Common Stock	David Lee	1,650,000	27.5%
Common Stock	Stanley Levy	166,667	2.78%
Common Stock	Steven C. Bartling	69,334	1.16%
Common Stock	Dennis LePon	33,334	*
Common Stock	All Executive Officers and Directors as a Group (4 persons )	1,883,335	32.02%

*Less than one percent.

(i) Based upon 5,992,771 shares issued and outstanding as of March 28, 2012.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no material related party transactions which we entered into from inception (April 24, 2006) to December 31, 2011.

Director Independence

We have one director who is independent as that term is defined under the NASDAQ Marketplace Rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

           The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2011 and 2010 for the audits of our annual financial statements for the fiscal year totaled approximately $17,500 and $16,900, respectively.

Audit-Related Fees

We did not incur assurance and audit-related fees during 2011 and 2010, to HJ Associates & Consultants, LLP in connection with the audit of our financial statements from April 24, 2006 (Inception) through December 31, 2011 for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2011 and December 31, 2010, respectively.

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

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1
Articles of Incorporation of Biosolar Labs, Inc. filed with the Nevada Secretary of State on April 24, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.2
Articles of Amendment of Articles of Incorporation of Biosolar Labs, Inc. filed with the Nevada Secretary of State on May 25, 2006.( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.3
Articles of Amendment of Articles of Incorporation of Biosolar Labs, Inc. filed with the Nevada Secretary of State on June 8, 2006. ( Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.4
Articles of Amendment of Articles of Incorporation of Biosolar Labs, Inc. filed with the Nevada Secretary of State on July 18, 2011. ( Incorporated by reference to the Company’s Registration Statement on Form Current 8-K filed with the SEC on July 19, 2011)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 29, 2012.
.

Biosolar, Inc.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/S/ DAVID LEE	CHIEF EXECUTIVE OFFICER	MARCH 29, 2012
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND
FINANCIAL OFFICER) AND
	CHAIRMAN OF THE BOARD	MARCH 29, 2012

/s/ STEVEN C. BARTLING	DIRECTOR
STEVEN C. BARTLING		MARCH 29, 2012

/S/ DENNIS LEPON	DIRECTOR
DENNIS LEPON		MARCH 29, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
BioSolar, Inc.
(A Development Stage Company)
Santa Clarita, California

We have audited the accompanying balance sheets of BioSolar, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and from inception of the development stage on April 24, 2006 through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSolar, Inc. (a development stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and from inception of the development stage on April 24, 2006 through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 29, 2012

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$52,422	$44,318
Prepaid expenses	30,797	12,349

TOTAL CURRENT ASSETS	83,219	56,667

PROPERTY AND EQUIPMENT
Machinery and equipment	76,281	76,281
Computer	2,928	2,928
	79,209	79,209
Less accumulated depreciation	(26,698)	(18,639)

NET PROPERTY AND EQUIPMENT	52,511	60,570

OTHER ASSETS
Patents, net of amortization of $40	140,927	121,919
Deposit	770	770

TOTAL OTHER ASSETS	141,697	122,689

TOTAL ASSETS	$277,427	$239,926

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,377	$5,506
Accrued expense	13,145	-

TOTAL CURRENT LIABILITIES	17,522	5,506

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
5,536,164 and 5,174,470 shares issued and outstanding, respectively	554	517
Additional paid in capital	5,040,120	3,867,610
Deficit accumulated during the development stage	(4,780,769)	(3,633,707)

TOTAL SHAREHOLDERS' EQUITY	259,905	234,420

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$277,427	$239,926

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			April 24, 2006
	Year Ended		through
	December 31, 2011	December 31, 2010	December 31, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,097,320	680,366	4,104,494
Research and development	41,012	231,447	735,830
Depreciation and amortization	8,059	8,001	26,738

TOTAL OPERATING EXPENSES	1,146,391	919,814	4,867,062

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(1,146,391)	(919,814)	(4,867,062)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	91	601	87,235
Penalties	-	(180)	(180)
Interest expense	(762)	-	(762)

TOTAL OTHER INCOME/(EXPENSES)	(671)	421	86,293

NET LOSS	$(1,147,062)	$(919,393)	$(4,780,769)

BASIC AND DILUTED LOSS PER SHARE	$(0.21)	$(0.18)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	5,382,732	5,027,264

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional		during the
	Common stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Payable	Stage	Total
Inception April 24, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock for services
(issued at $0.03 per share )	34	0	1		-	1

Issuance of founders shares for cash
(issued at $0.0075 per share )	1,966,653	197	14,552		-	14,749

Issuance of common stock in May 2006 for cash
(issued at prices between $0.225 and $3.00 per share )	2,318,593	232	1,439,046		-	1,439,278

Net Loss from Inception through December 31, 2006	-	-	-		(274,361)	(274,361)
Balance at December 31, 2006	4,285,280	429	1,453,599		(274,361)	1,179,667

Issuance of common shares for cash
(issued at $6.00 per share )	88,500	9	530,991		-	531,000

Issuance of common shares for services
(issued at prices between $7.80 and $16.20 per share )	16,467	2	212,258		-	212,260

Stock issuance cost	-	-	(2,160)		-	(2,160)

Net Loss for the year ended December 31, 2007	-	-	-		(847,706)	(847,706)
Balance at December 31, 2007	4,390,247	440	2,194,688		(1,122,067)	1,073,061

Issuance of common shares for cash
(17,333 common shares issued at $7.50 per share )	52,000	5	389,995		-	390,000

Issuance of common shares for services
(issued at $7.50 per share )	3,334	0	25,000		-	25,000

Net Loss for the year ended December 31, 2008	-	-	-		(947,646)	(947,646)
Balance at December 31, 2008	4,445,581	445	2,609,683	-	(2,069,713)	540,415

Common stock subscription payable	-	-	-	203,000	-	203,000

Issuance of common shares in September 2009 for cash
(issued at $1.50 per share )	480,000	48	719,952	(203,000)	-	517,000

Net Loss for the year ended December 31, 2009	-	-	-		(644,601)	(644,601)
Balance at December 31, 2009	4,925,581	493	3,329,635	-	(2,714,314)	615,814

Issuance of common shares for services
(issued at a fair value of $3.30 per share)	26,667	3	87,997	-	-	88,000

Issuance of common shares for cash
(prices ranging from $1.80 to $2.40 per share)	222,222	22	449,978	-	-	450,000

Net loss for the year ended December 31, 2010	-	-	-	-	(919,393)	(919,393)
Balance at December 31, 2010	5,174,470	518	3,867,610	-	(3,633,707)	234,421

Issuance of common shares for cash
(prices ranging between $1.725 and $2.25 per share)	361,694	36	738,265	-	-	738,301

Stock compensation cost	-	-	434,245	-	-	434,245

Net loss for the year ended December 31, 2011	-	-	-	-	(1,147,062)	(1,147,062)

Balance at December 31, 2011	5,536,164	$554	$5,040,120	$-	$(4,780,769)	$259,905

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			April 24, 2006
	Year Ended		through
	December 31, 2011	December 31, 2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,147,062)	$(919,393)	$(4,780,769)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	8,059	8,001	26,738
Issuance of stock for services	-	88,000	325,260
Stock compensation cost	434,245	-	434,245
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventory	-	17,076	-
Prepaid expenses	(18,448)	67	(30,797)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable	(1,127)	2,973	4,379
Accrued expenses	13,145	(750)	13,145

NET CASH USED IN OPERATING ACTIVITIES	(711,188)	(804,026)	(4,008,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,588)	(79,209)
Patent expenditures	(19,008)	(35,585)	(140,967)
Proceeds from /(investments in) certificate of deposits	-	147,288	-

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	(19,008)	109,115	(220,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subcription payable	-	-	203,000
Proceeds from issuance of common stock	738,300	450,000	4,078,167

NET CASH PROVIDED IN FINANCING ACTIVITIES	738,300	450,000	4,281,167

NET INCREASE/(DECREASE) IN CASH	8,104	(244,911)	52,422

CASH, BEGINNING OF YEAR	44,318	289,229	-

CASH, END OF YEAR	$52,422	$44,318	$52,422

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$-	$5,867	$5,867

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1.      ORGANIZATION AND LINE OF BUSINESS

Organization
BioSolar, Inc. (the "Company") was incorporated in the state of Nevada on April 24, 2006.  The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market a solar cell technology.

Line of Business
The Company is currently marketing biobased photovoltaic backsheet based on its innovative technology to produce bio-based photovoltaic components from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells. The bio-based photovoltaic backsheets are directly marketed to photovoltaic module manufacturers as well as manufacturer’s representatives.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended December 31, 2011. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the year ended December 31, 2011, had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Depreciation expense for the years ended December 31, 2011 and 2010 was $8,059 and $8,001, respectively.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2011 and 2010, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2011 and 2010, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 519,678 and 277,778 warrants for the years ended December 31, 2011 and 2010, respectively.

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

Research and Development
Research and development costs are expensed as incurred.  Total research and development costs were $41,012 and $231,447 for the years ended December 31, 2011 and 2010, respectively.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $13,255 and $7,799 for the years ended December 31, 2011 and 2010, respectively.

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

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification
Certain expenses for the period ended December 31, 2010 were reclassified to conform to the expenses for the period ended December 31, 2011.

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended December 31, 2011, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the year ended December 31, 2011, the Company issued 28,986 shares of common stock at a price of $1.725 per share for cash of $50,000, with warrants attached to purchase 57,971 shares of common stock; issued 164,445 shares of common stock at a price of $2.25 per share for cash of $370,000, with warrants attached to purchase 88,889 shares of common stock; issued 10,000 shares of common stock at a price of $2.10 per share for cash of $21,000; issued 41,429 shares of common stock at a price of $2.10 per share for cash of $87,000; issued 116,834 shares of common stock at a price of $1.80 per share for cash of $210,301, with warrants attached to purchase 95,000 shares of common stock.

During the year ended December 31, 2010, the Company issued 6,666,666 shares of common stock at purchase prices between $1.80 and $2.40 per share for cash in the amount of $450,000. Also, 26,667 shares of common stock were issued at a price of $3.30 per share for services with a fair value of $88,000.

4.      STOCK OPTIONS AND WARRANTS

On March 24, 2011, the Board of Directors of the Company granted non-qualified stock options for 236,667 shares of common stock to its employees, directors and consultants, agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options vest at various times, and are exercisable for a period of five years from the date of grant at an exercise price of $4.05 per share, the market value of the Company’s common stock on the date of grant.

12/31/2011
Risk free interest rate	2.14%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

12/31/2011
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	236,667	$4.05
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	236,667	$4.05
Exercisable at the end of period	137,986	$4.05
Weighted average fair value of
options granted during the period		$-

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

4.      STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of December 31, 2011 was as follows:

			Weighted	Weighted	Weighted
			Average	Average	Average
	Stock	Stock	Remaining	Exercise Price	Exercise Price
Exercisable	Options	Options	Contractual	of Options	of Options
Prices	Outstanding	Exercisable	Life (years)	Outstanding	Exercisable
$ 4.05	236,667	137,986	4.23

The stock-based compensation expense recognized in the statement of operations during the year ended December 31, 2011, related to the granting of these options is $434,245.

Warrants
During the year ended December 31, 2011, the Company offered investors through a private placement, warrants to purchase 241,862 shares of common stock exercisable at a price between $1.725 and $2.25 per share within five years from the date of grant. There were 519,642 investor warrants outstanding as of December 31, 2011.

5.	RENTAL LEASE

The Company renewed its lease for a one year term expiring on May 14, 2012, with an option to renew for another 12 months. The rent paid for the years ended December 31, 2011 and 2010 were $6,408, respectively.

6. INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

	Useful Lives	2011	2010

Patents-gross		$140,967	$121,919
Less accumulated amortization	15 years	40	40
		$140,927	$121,879

As of December 31, 2011 and 2010, no amortization has been expensed for the patents, since approval of the patents are pending.

7. INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.Included in the balances at December 31, 2011 and 2010, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2011 and 2010, the Company did not recognize interest and penalties.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

8.	DEFERRED TAX BENEFIT

At December 31, 2011, the Company had net operating loss carry-forwards of approximately $4,385,000, which expire starting in 2026. No tax benefit has been reported in the December 31, 2011 and 2010 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010

Book income	$(459,000)	$(367,500)
State income taxes	-	(300)
Depreciation	(4,900)	(5,400)
M & E	500	400
R&D	-	6,000
Stock compensation	174,000	-
Penalties	-	70

Valuation Allowance	289,400	366,730

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL carryover	$1,754,200	$1,458,662
R & D credit	42,000	39,537

Deferred tax liabilites:
Depreciation	(17,800)	(12,998)

Less Valuation Allowance	(1,778,400)	(1,485,201)

Net deferred tax asset	$-	$-

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

8.	DEFERRED TAX BENEFIT (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

9. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On January 31, 2012, the Company issued 30,304 shares of restricted common stock at a price of $0.66 per share for cash of $20,000. The shares were issued with 60,608 warrants attached to purchase shares of common stock over a five year period.

On February 2, 2012, the Company issued 7,576 shares of restricted common stock at a price of $0.66 per share for cash of $5,000. The shares were issued with 15,152 warrants attached to purchase shares of common stock over a five year period.

On February 2, 2012, the Company issued 269,013 shares of common stock through a cashless exercise of 500,402 warrants.

On February 13, 2012, the Company issued 70,714 shares of restricted common stock at a price of $0.70 per share for cash of $49,499.80.

On February 21, 2012, the Company issued 36,000 shares of restricted common stock at a price of $0.70 per share for cash of $25,200.

On March 11,2012, the Company issued 43,000 shares of restricted common stock at a price of $0.70 per share for cash of $30,100.