Form 10-Q
period 2012-03-31
BioSolar Inc
filed 2012-05-14
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of shares of registrant’s common stock outstanding, as of May 11, 2012 was 6,066,115.

BIOSLAR, INC.

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$62,732	$52,422
Subscription receivable	12,416	$-
Prepaid expenses	25,668	30,797

TOTAL CURRENT ASSETS	100,816	83,219

PROPERTY AND EQUIPMENT
Machinery and equipment	76,281	76,281
Computer	2,928	2,928
	79,209	79,209
Less accumulated depreciation	(28,684)	(26,698)

NET PROPERTY AND EQUIPMENT	50,525	52,511

OTHER ASSETS
Patents, net of amortization of $40	142,008	140,927
Deposit	770	770

TOTAL OTHER ASSETS	142,778	141,697

TOTAL ASSETS	$294,119	$277,427

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$17,826	$4,377
Accrued expense	52,749	13,145

TOTAL CURRENT LIABILITIES	70,575	17,522

SHAREHOLDER'S EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
5,992,771 and 5,536,164 shares issued and outstanding, respectively	600	554
Additional paid in capital	5,315,885	5,040,120
Deficit accumulated during the development stage	(5,092,941)	(4,780,769)

TOTAL SHAREHOLDERS' EQUITY	223,544	259,905

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$294,119	$277,427

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			April 24, 2006
	Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	276,011	196,590	4,380,505
Research and development	33,994	13,187	769,824
Depreciation and amortization	1,986	1,996	28,724

TOTAL OPERATING EXPENSES	311,991	211,773	5,179,053

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(311,991)	(211,773)	(5,179,053)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	9	-	87,244
Penalties	-	-	(180)
Interest expense	(190)	(229)	(952)

TOTAL OTHER INCOME/(EXPENSES)	(181)	(229)	86,112

NET LOSS	$(312,172)	$(212,002)	$(5,092,941)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.04)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	5,791,033	5,235,216

The accompanying notes are an integral part of these financial statements.

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2011	5,536,164	$554	$5,040,120	$(4,780,769)	$259,905

Issuance of common shares for cash
(prices ranging between $0.66 and $0.70 per share) (unaudited)	187,594	19	129,780	-	129,799

Issuance of commn stock for warrants through a cashless exercise (unaudited)	250,201	25	(25)	-	-

Issuance of common stock for subscription receivable (unaudited)
(price of $0.66 per share, payment received prior to issuance of financial statements)	18,812	2	12,414	-	12,416

Stock compensation cost (unaudited)	-	-	133,596	-	133,596

Net loss for the three months ended March 31, 2012 (unaudited)	-	-	-	(312,172)	(312,172)

Balance at March 31, 2012 (unaudited)	5,992,771	$600	$5,315,885	$(5,092,941)	$223,544

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			April 24, 2006
	Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(312,172)	$(212,002)	$(5,092,941)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	1,986	1,996	28,724
Issuance of stock for services	-	-	325,260
Stock compensation cost	133,596	21,198	567,841
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventory	-	-	-
Prepaid expenses	5,129	(37,551)	(25,668)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable	13,449	11,033	17,828
Accrued expenses	39,604	-	52,749

NET CASH USED IN OPERATING ACTIVITIES	(118,408)	(215,326)	(4,126,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(79,209)
Patent expenditures	(1,081)	-	(142,048)

NET CASH USED IN INVESTING ACTIVITIES	(1,081)	-	(221,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subcription payable	-	-	203,000
Proceeds from issuance of common stock	129,799	405,000	4,207,966

NET CASH PROVIDED IN FINANCING ACTIVITIES	129,799	405,000	4,410,966

NET INCREASE IN CASH	10,310	189,674	62,732

CASH, BEGINNING OF PERIOD	52,422	44,318	-

CASH, END OF PERIOD	$62,732	$233,992	$62,732

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$190	$229	$-
Taxes paid	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$-	$-	$5,867

During the period ended March 31, 2012, the Company issued 250,201 shares of common stock for warrants through a cashless exercise. Also, the
Company issued 18,812 shares of common stock for a subscription receivable.

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2012

1.     Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

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

Loss per Share Calculations
Loss per Share calculates basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2012 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2012

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2012, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the three months ended of March 31, 2012, the Company issued 56,692 shares of common stock at a price of $0.66 per share for cash of $25,000 and a subscription receivable of $12,416. The payment for the subscription receivable was received after March 31, but prior to the issuance of  these financial statements, therefore it is reported as a current asset in accordance with ASC 805. In addition the Company issued 149,714 shares of common stock at a price of $0.70 per share for cash of $104,799. Also, through a cashless exercise the Company issued 250,201 shares of common stock for stock purchase warrants. During the three months ended March 31, 2011, the Company issued 869,565 shares of common stock at a price of $0.075 per share for cash of $50,000 with warrants attached to purchase 1,739,130 shares of common stock; issued 4,733,334 shares of common stock at a price of $0.075 per share for cash of $355,000, with warrants attached to purchase 2,666,668 shares of common stock.

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

Risk free interest rate	2.14%	0.00%
Stock volatility factor	1%	0%
Weighted average expected option life	5 years	0
Expected dividend yield	None	0

A summary of the Company’s stock option activity and related information follows:

3/31/2012
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	236,667	$4.05
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	236,667	$4.05
Exercisable at the end of period	180,441	$3.15
Weighted average fair value of
options granted during the period		$-

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2012

4.     STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of March 31, 2012 was as follows:

			Weighted	Weighted	Weighted
			Average	Average	Average
	Stock	Stock	Remaining	Exercise Price	Exercise Price
Exercisable	Options	Options	Contractual	of Options	of Options
Prices	Outstanding	Exercisable	Life (years)	Outstanding	Exercisable
$ 4.050	236,667	180,441	3.98

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2012, related to the granting of these options is $133,596.

Warrants
During the three months ended March 31, 2012, the Company offered investors through a private placement, warrants to purchase 75,760 shares of common stock exercisable at a price between $0.66 and $0.70 per share within five years from the date of grant. Through a cashless exercise 500,402 warrants were exercised. As of March 31, 2012, 95,000 warrants are outstanding.

5.	SUBSEQUENT EVENT

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following:

During April 2012, the Company issued 36,364 shares of common stock at a price of $0.55 per share, with warrants attached to purchase 72,728 shares of common stock over a five year period.

During April 2012, the Company issued 36,980 shares of common stock through a cashless exercise of 72,728 purchase warrants.

During May 2012, the Company received funds in the amount of $12,416 for a subscription receivable.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth  in our annual report on Form 10-K Filed with the SEC on below and elsewhere in this annual report, and in other reports filed by us with the SEC

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

Our cash, cash equivalents, investments, inventory, prepaid expenses, and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

            Management reviewed accounting pronouncements issued during the three months ended March 31, 2012 and no pronouncements were adopted during the period.

Results of Operations – Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $79,420 to $276,011 for the three months ended March 31, 2012, compared to $196,590 for the prior period March 31, 2011. This increase in G&A expenses was the result of an increase in non-cash stock compensation expense of $112,397 and an overall decrease in G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $20,807 to $33,994 for the three months ended March 31, 2012, compared to $13,187 for the prior period March 31, 2011. This overall increase in R&D expenses was the result of an increase in materials and supplies for samples and testing the product.

Net Loss

Our Net Loss increased by $(100,170) to $(312,172) for the three months ended March 31, 2012, compared to $(212,002) for the prior period March 31, 2011. The increase in Net Loss was due to the overall increase in non-cash stock compensation expense.  Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had $30,241 of working capital as compared to $65,697 for the year ended December 31, 2011. This decrease of $(35,456) was due primarily to an overall increase in accounts payable and accrued expenses.

During the three months ended March 31, 2012, the Company used $(118,408) of cash for operating activities, as compared to $(215,326) for the prior period March 31, 2011. The decrease of $(96,918) in the use of cash for operating activities was primarily due to an overall decrease in net loss, prepaid expenses, and accounts payable, with an increase in accrued expenses.

Cash used in investing activities for the three months ended March 31, 2012 was $(1,081), as compared to $0 for the prior period March 31, 2011. The overall net change of $1,081 in investing activities was primarily due to patent expenditures in the current period compared to $0 in the prior period.

Cash provided from financing activities was $129,799 for the three months ended March 31, 2012, as compared to $405,000 for the prior period March 31, 2011. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of March 31, 2012 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through March 31, 2012. Our independent registered public accounting firm has issued their report dated March 29, 2012 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 29, 2012

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, the Company issued 187,594 shares of common stock for prices between $0.66 and $0.70 per share for $129,799 in cash.

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.2	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 14, 2012.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)