Form 10-Q
period 2012-06-30
BioSolar Inc
filed 2012-08-03
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The number of shares of registrant’s common stock outstanding, as of July 31, 2012 was 6,284,413.

BIOSLAR, INC.

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$74,162	$52,422
Prepaid expenses	20,283	30,797

TOTAL CURRENT ASSETS	94,445	83,219

PROPERTY AND EQUIPMENT
Machinery and equipment	78,864	76,281
Computer	2,928	2,928
	81,792	79,209
Less accumulated depreciation	(30,692)	(26,698)

NET PROPERTY AND EQUIPMENT	51,100	52,511

OTHER ASSETS
Patents, net of amortization of $40	142,008	140,927
Deposit	770	770

TOTAL OTHER ASSETS	142,778	141,697

TOTAL ASSETS	$288,323	$277,427

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,915	$4,377
Accrued expense	104,517	13,145

TOTAL CURRENT LIABILITIES	112,432	17,522

SHAREHOLDER'S EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
6,239,413 and 5,536,164 shares issued and outstanding, respectively	623	554
Additional paid in capital	5,450,670	5,040,120
Deficit accumulated during the development stage	(5,275,402)	(4,780,769)

TOTAL SHAREHOLDERS' EQUITY	175,891	259,905

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$288,323	$277,427

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					April 24, 2006
	Three Months Ended		Six Months Ended		through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	176,716	316,240	452,728	512,830	4,557,222
Research and development	3,741	8,670	37,735	21,857	773,565
Depreciation and amortization	2,008	2,034	3,994	4,030	30,732

TOTAL OPERATING EXPENSES	182,465	326,944	494,457	538,717	5,361,519

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(182,465)	(326,944)	(494,457)	(538,717)	(5,361,519)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	5	58	14	58	87,249
Penalties	-	-	-	-	(180)
Interest expense	-	(229)	(190)	(458)	(952)

TOTAL OTHER INCOME/(EXPENSES)	5	(171)	(176)	(400)	86,117

NET LOSS	$(182,460)	$(327,115)	$(494,633)	$(539,117)	$(5,275,402)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.06)	$(0.08)	$(0.10)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	6,110,971	5,364,707	5,978,707	5,301,367

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2011	5,536,164	$554	$5,040,120	$(4,780,769)	$259,905

Issuance of common shares for cash
(prices ranging between $0.55 and $0.70 per share) (unaudited)	369,412	36	229,764	-	229,800

Issuance of commn stock for warrants through a cashless exercise (unaudted)	332,602	33	(33)	-	-

Issuance of common stock for subscription receivable
(price of $0.66 per share) (unaudited)	18,812	2	12,414	-	12,416

Cancellation of subscription receivable (unaudited)	(17,577)	(2)	(11,599)	-	(11,601)

Stock compensation cost (unaudited)	-	-	180,004	-	180,004

Net loss for the six months ended June 30, 2012 (unaudited)	-	-	-	(494,633)	(494,633)

Balance at June 30, 2012 (unaudited)	6,239,413	$623	$5,450,670	$(5,275,402)	$175,891

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			April 24, 2006
	Six Months Ended		through
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(494,633)	$(539,117)	$(5,275,402)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	3,994	4,030	30,732
Issuance of stock for services	-	-	325,262
Stock compensation cost	180,004	158,880	614,249
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventory	-	-	-
Prepaid expenses	10,514	(14,137)	(20,283)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable	3,538	5,042	7,915
Accrued expenses	91,372	-	104,517

NET CASH USED IN OPERATING ACTIVITIES	(205,211)	(385,302)	(4,213,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,583)	-	(81,792)
Patent expenditures	(1,081)	(16,754)	(142,048)

NET CASH USED IN INVESTING ACTIVITIES	(3,664)	(16,754)	(223,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription payable	-	-	203,000
Proceeds from issuance of common stock	230,615	441,000	4,308,782

NET CASH PROVIDED IN FINANCING ACTIVITIES	230,615	441,000	4,511,782

NET INCREASE IN CASH	21,740	38,944	74,162

CASH, BEGINNING OF PERIOD	52,422	44,318	-

CASH, END OF PERIOD	$74,162	$83,262	$74,162

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$190	$229	$-
Taxes paid	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$-	$-	$5,867

During the six months ended June 30, 2012, the Company issued 332,602 shares of common stock for warrants through a cashless exercise.
Also, the Company issued 18,812 shares of common stock for a subscription receivable, of which 17,577 was overstated and unsubscribed.

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
June 30, 2012

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  To date the Company has not generated any revenues, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

Loss per Share Calculations
Loss per Share calculates basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2012 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
June 30, 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the six months ended June 30, 2012, and no pronouncements were adopted during the period which would have a material effect on the accompanying financial statements.

3.	CAPITAL STOCK

During the six months ended June 30, 2012, the Company issued 37,880 shares of common stock at a price of   $0.66 per share for cash of $25,000; issued 18,812 shares of common stock for a subscription receivable in the amount of $12,416 during the period ended March 31,2012, of which $11,601 was refunded to the investor and  17,577 shares of common stock were cancelled during the period ended June 30, 2012. The remaining 1,235 shares of common stock were purchased at a price of $0.66 per share for cash of $815. In addition the Company issued 149,714 shares of common stock at a price of $0.70 per share for cash of $104,799; Also, through a cashless exercise of a warrant, the Company issued 332,602 shares of common stock.

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

On March 24, 2011, the Board of Directors of the Company granted non-qualified stock options to purchase 236,667 shares of common stock to its employees, directors and consultants. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options vest at various times, and are exercisable at an exercise price of $4.05 per share, the market value of the Company’s common stock on the date of grant.

Risk free interest rate	2.14%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

6/30/2012
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	236,667	$4.05
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	236,667	$4.05
Exercisable at the end of period	195,186	$3.15
Weighted average fair value of
options granted during the period		$-

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
June 30, 2012

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of June 30, 2012 was as follows:

Weighted
Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.050	236,667	195,186	3.73

The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2012, related to the granting of these options is $180,004.

Warrants
During the six months ended June 30, 2012, the Company granted warrants to purchase 239,394 shares of common stock exercisable at a price between $0.55 and $0.70 per share within five years from the date of grant. The warrants were attached to 119,698 shares of common stock purchased through a private placement. Through a cashless exercise, 664,036 warrants were exercised to purchase 332,602 shares of common stock. As of June 30, 2012, 95,000 warrants were outstanding.

5.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and reported the following:

On July 16, 2012, the Company received funds in the amount of $24,750, to purchase 45,000 shares of common stock at a price per share of $0.55.

I TEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2012, and in other reports filed by us with the SEC.

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

Recently Issued Accounting Pronouncements

            Management reviewed accounting pronouncements issued during the three months ended June 30, 2012 and no pronouncements were adopted during the period that would have a material impact on our financial statments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $(139,524) to $176,716 for the three months ended June 30, 2012, compared to $316,240 for the prior period June 30, 2011. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation expense of $(91,273) and a decrease in public relations expense of $(46,028) as well as an overall decrease in other expenses of $(2,223).

Research and Development

Research and Development (“R&D”) expenses decreased by $(4,929) to $3,741 for the three months ended June 30, 2012, compared to $8,670 for the prior period June 30, 2011. This overall decrease in R&D expenses was the result of a decrease in consulting fees.

Net Loss

Our Net Loss decreased by $(144,655) to $(182,460) for the three months ended June 30, 2012, compared to $(327,115) for the prior period June 30, 2011. The decrease in Net Loss was due to the overall decrease in non-cash stock compensation expense, and the overall decrease in operating expenses.  Currently, the Company is in its development stage and has no revenues.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $(60,102) to $452,728 for the six months ended June 30, 2012, compared to $512,830 for the prior period June 30, 2011. This decrease in G&A expenses was the result of an increase in non-cash stock compensation expense of $21,124 and a decrease in public relations of $(78,321), and an overall decrease in G&A expenses of $(2,905).

Research and Development

Research and Development (“R&D”) expenses increased by $15,878 to $37,735 for the six months ended June 30, 2012, compared to $21,857 for the prior period June 30, 2011. This overall increase in R&D expenses was the result of an increase in materials and supplies for samples and testing the product.

Net Loss

Our Net Loss decreased by $(44,484) to $(494,633) for the six months ended June 30, 2012, compared to $(539,117) for the prior period June 30, 2011. The increase in Net Loss was due to an increase in non-cash stock compensation expense of $21,124 and an overall decrease in operating expenses of $(65,608).  Currently the Company is in its development stage and has no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had $(17,987) of working capital deficit as compared to $65,697 for the year ended December 31, 2011. This decrease of $(83,684) was due primarily to an overall increase in accounts payable and accrued expenses.

During the six months ended June 30, 2012, the Company used $(205,211) of cash for operating activities, as compared to $(385,302) for the prior period June 30, 2011. The decrease of $(180,091) in the use of cash for operating activities was primarily due to an overall decrease in net loss, prepaid expenses, and accounts payable, with an increase in accrued expenses.

Cash used in investing activities for the six months ended June 30, 2012 was $(3,664), as compared to $(16,754) for the prior period ended June 30, 2011. The decrease of $(13,090) in investing activities was due primarily to a decrease in patent expenditures in the current period compared to the prior period.

Cash provided from financing activities was $230,615 for the six months ended June 30, 2012, as compared to $441,000 for the prior period ended June 30, 2011. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and have no revenues.

Our financial statements as of June 30, 2012 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through June 30, 2012. Our independent registered public accounting firm has issued their report dated March 29, 2012 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar modules.

Our plan of operation within the next twelve months is to commercialize our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules. This includes high volume production in response to purchase orders from major PV panel manufacturers. In addition, we intend to further enhance test programs to determine the physical properties and characteristics that will be most suitable for the further development of biobased solar module components, and build solar modules, as we attempt to validate the commercial viability of our future products. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next three months. Management estimates that we will require additional cash resources during 2012, based upon our current operating plan and condition. We will be exploring additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next six months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 29, 2012

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2012,  the Company issued 181,818 shares of common stock at a price of $0.55 per share for cash of $100,000. The Company issued 18,812 shares of common stock for a subscription receivable in the amount of $12,416 during the period ended March 31, 2012, of which $11,601 was refunded to the investor, and 17,577 shares of common stock were cancelled during the period ended June 30, 2012. The remaining 1,235 shares of common stock were purchased at a price of $0.66 per share for cash of $815.

Also, through a cashless exercise,  164,634 purchase warrants were exercised for 82,401 shares of common stock during the three months ended June 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 3, 2012.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive
Officer ) and Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)