Form 10-Q
period 2012-09-30
BioSolar Inc
filed 2012-11-02
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54819

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

The number of shares of registrant’s common stock outstanding, as of November 2, 2012 was 6,434,413.

BIOSLAR, INC.

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 3012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$32,167	$52,422
Prepaid expenses	14,111	30,797

TOTAL CURRENT ASSETS	46,278	83,219

PROPERTY AND EQUIPMENT
Machinery and equipment	78,864	76,281
Computer	2,928	2,928
	81,792	79,209
Less accumulated depreciation	(32,743)	(26,698)

NET PROPERTY AND EQUIPMENT	49,049	52,511

OTHER ASSETS
Patents, net of amortization of $40	142,008	140,927
Deposit	770	770

TOTAL OTHER ASSETS	142,778	141,697

TOTAL ASSETS	$238,105	$277,427

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$37,146	$4,377
Accrued expense	167,544	13,145

TOTAL CURRENT LIABILITIES	204,690	17,522

SHAREHOLDER'S EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
6,284,413 and 5,536,164 shares issued and outstanding, respectively	629	554
Additional paid in capital	5,522,334	5,040,120
Deficit accumulated during the development stage	(5,489,548)	(4,780,769)

TOTAL SHAREHOLDERS' EQUITY	33,415	259,905

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$238,105	$277,427

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					April 24, 2006
	Three Months Ended		Nine Months Ended		through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	175,258	296,836	627,987	809,668	4,732,894
Research and development	36,399	9,194	74,134	31,051	809,551
Depreciation and amortization	2,051	2,015	6,045	6,045	32,783

TOTAL OPERATING EXPENSES	213,708	308,045	708,166	846,764	5,575,228

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(213,708)	(308,045)	(708,166)	(846,764)	(5,575,228)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	5	9	19	67	87,254
Penalties	-	-	-	-	(180)
Interest expense	(442)	(172)	(632)	(630)	(1,394)

TOTAL OTHER INCOME/(EXPENSES)	(437)	(163)	(613)	(563)	85,680

NET LOSS	$(214,145)	$(308,208)	$(708,779)	$(847,327)	$(5,489,548)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.06)	$(0.12)	$(0.15)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	6,284,908	5,423,781	6,151,345	5,595,592

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2011	5,536,164	$554	$5,040,120	$(4,780,769)	$259,905

Issuance of common shares for cash
(prices ranging between $0.55 and $0.70 per share) (unaudited)	414,412	42	254,508	-	254,550

Issuance of commn stock for warrants through a cashless exercise (unaudted)	332,602	33	(33)	-	-

Issuance of common stock for subscription receivable
(price of $0.66 per share) (unaudited)	18,812	2	12,414	-	12,416

Cancellation of subscription receivable (unaudited)	(17,577)	(2)	(11,599)	-	(11,601)

Stock compensation cost (unaudited)	-	-	226,924	-	226,924

Net loss for the nine months ended September 30, 2012 (unaudited)	-	-	-	(708,779)	(708,779)

Balance at September 30, 2012 (unaudited)	6,284,413	$629	$5,522,334	$(5,489,548)	$33,415

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			April 24, 2006
	Nine Months Ended		through
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(708,779)	$(847,327)	$(5,489,548)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	6,045	6,045	32,783
Issuance of stock for services	-	-	325,260
Stock compensation cost	226,924	286,071	661,169
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventory	-	-	-
Prepaid expenses	16,686	(6,501)	(14,111)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable	32,769	2,038	37,148
Accrued expenses	154,399	-	167,544

NET CASH USED IN OPERATING ACTIVITIES	(271,956)	(559,674)	(4,280,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,583)	-	(81,792)
Patent expenditures	(1,081)	(17,368)	(142,048)

NET CASH USED IN INVESTING ACTIVITIES	(3,664)	(17,368)	(223,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription payable	-	-	203,000
Proceeds from issuance of common stock	255,365	567,301	4,333,532

NET CASH PROVIDED IN FINANCING ACTIVITIES	255,365	567,301	4,536,532

NET INCREASE/(DECREASE) IN CASH	(20,255)	(9,741)	32,167

CASH, BEGINNING OF PERIOD	52,422	44,318	-

CASH, END OF PERIOD	$32,167	$34,577	$32,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$442	$172	$1,262
Taxes paid	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$-	$-	$5,867

During the nine months ended September 30, 2012, the Company issued 332,602 shares of common stock for warrants through a cashless exercise.
Also, the Company issued 18,812 shares of common stock for a subscription receivable, of which 17,577 was cancelled.

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2012

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

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

Loss per Share Calculations
Loss per Share calculates basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2012 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2012

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Reclassification of Expenses

Certain expenses for the period ended September 30, 2011 were reclassified to conform to the current period ended September 30, 2012.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the nine months ended September 30, 2012, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the nine months ended of September 30, 2012, the Company issued 45,000 shares of common stock at a price of $0.55 per share for cash of $24,750; issued 37,880 shares of common stock at a price of $0.66 per share for cash of $25,000; issued 18,812 shares of common stock for a subscription receivable in the amount of $12,416 during the period ended March 31, 2012, of which $11,601 was refunded to the investor and 17,577 shares of common stock were cancelled during the period ended September 30, 2012. The remaining 1,235 shares of common stock were purchased at a price of $0.66 per share for cash of $815. In addition the Company issued 149,714 shares of common stock at a price of $0.70 per share for cash of $104,799. Also, through a cashless exercise the Company issued 332,602 shares of common stock for stock purchase warrants.

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

Risk free interest rate	2.14%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

9/30/2012
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	236,667	$4.05
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	236,667	$4.05
Exercisable at the end of period	210,094	$4.05
Weighted average fair value of
options granted during the period		$-

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2012

4.      STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of September 30, 2012 was as follows:

Weighted
Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.050	236,667	210,094	3.48

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2012, related to the granting of these options is $226,924.

Warrants
During the nine months ended September 30, 2012, the Company granted warrants to purchase 239,394 shares of common stock exercisable at a price between $0.55 and $0.70 per share within five years from the date of grant. The warrants were attached to 119,698 shares of common stock purchased through a private placement. Through a cashless exercise 664,036 warrants were exercised to purchase 332,602 shares of common stock. As of September 30, 2012, 95,000 warrants are outstanding.

5. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and reported the following.

On September 26, 2012, the Company entered into a promissory note in the aggregate of $20,000, which bears interest of 8% per annum from October 1, 2012, the date the funds were received. The note was repaid on October 6, 2012 in the amount of $20,022, which included interest of $22.

On October 3, 2012, the Company entered into a securities purchase agreement for the sale of 8% convertible promissory note in the aggregate principal amount of $42,500. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note matures on July 5, 2013.

On October 11, 2012, the Company issued 50,000 shares of common stock at a price of $0.55 per share for cash of $27,500. The stock was issued with 50,000 purchase warrants to purchase 50,000 shares of common stock.

On October 15, 2012, the Company issued 100,000 shares of common stock at a price of $0.55 per share for cash of $55,000. The stock was issued with 100,000 purchase warrants to purchase 100,000 shares of common stock.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 30, 2012, and in other reports filed by us with the SEC.

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

We are focusing our research and product development efforts on producing bio-based components that meet the thermal and durability requirements of current PV solar module manufacturing processes for conventional crystalline cell designs as well as thin film PV devices in an effort to capitalize on what we perceive as cost advantages to current petroleum based PV solar module components. We currently use Nylon 11, which is derived from castor oil in the development of our technology. Our current supplier of this product is Arkema, Inc. We do not currently have an agreement with Arkema for the supply of Nylon 11 and there is currently no other known supplier of Nylon 11. If we are unable to obtain Nylon 11 for its products, it will seek alternative options which may include similar biobased materials such as Nylon 1010 for which there are many known suppliers.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the  expenses during the reporting period. Actual results could differ from those estimates. These estimates of useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

Our cash, cash equivalents, investments, inventory, prepaid expenses, and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2012 and no pronouncements were adopted during the period that would have a material impact on the accompanying financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

OPERATING EXPENSES

General and Administrative Expenses
General and administrative (“G&A”) expenses decreased by $(121,578) to $175,258 for the three months ended September 30, 2012, compared to $296,836 for the prior period ended September 30, 2011. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation expense of $(80,271) and a decrease in public relations expense of $(17,969) as well as an overall decrease in other expenses of $(23,338).

Research and Development
Research and development (“R&D”) expenses increased by $27,204 to $36,399 for the three months ended September 30, 2012, compared to $9,195 incurred during the prior period ended September 30, 2011. This overall increase in R&D expenses was the result of an increase in consulting fees for testing the product.

Net Loss
Our net loss decreased by $(94,063) to $(214,145) for the three months ended September 30, 2012, compared to $(308,208) for the prior period ended September 30, 2011. The decrease in Net Loss was due to the overall decrease in non-cash stock compensation expense, and the overall decrease in operating expenses.  Currently, the Company is in its development stage and has no revenues.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

OPERATING EXPENSES

General and Administrative Expenses
G&A expenses decreased by $(181,681) to $627,987 for the nine months ended September 30, 2012, compared to $809,668 for the prior period ended September 30, 2011. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation expense of $(59,147) and a decrease in public relations expense of $(98,484) as well as an overall decrease in other expenses of $(24,050).

Research and Development
R&D expenses increased by $43,083 to $74,134 for the nine months ended September 30, 2012, compared to $31,051 for the prior period ended September 30, 2011. This overall increase in R&D expenses was the result of an increase in consulting fees for testing the product.

Net Loss
Our net loss decreased by $(138,548) to $(708,779) for the nine months ended September 30, 2012, compared to $(847,327) for the prior period ended September 30, 2011. The decrease in net loss was due to the overall decrease in non-cash stock compensation expense, and the overall decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had $(158,412) of working capital deficit as compared to a working capital of $65,697 for the year ended December 31, 2011. This decrease of $(224,109) was due primarily to an overall increase in accounts payable and accrued expenses.

During the nine months ended September 30, 2012, the Company used $(271,956) of cash for operating activities, as compared to $(559,674) for the prior period ended September 30, 2011. The decrease of $(287,718) in the use of cash for operating activities was primarily due to an overall decrease in net loss, prepaid expenses, and an increase in accounts payable and accrued expenses.

Cash used in investing activities for the nine months ended September 30, 2012 was $(3,664), as compared to $(17,368) for the prior period ended September 30, 2011. The decrease of $(13,704) in investing activities was due primarily to a decrease in patent expenditures in the current period compared to the prior period.

Cash provided from financing activities was $255,365 for the nine months ended September 30, 2012, as compared to $567,301 for the prior period ended September 30, 2011. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and has no revenues.

We do not have any material commitments for capital expenditures during the next twelve months.  Although proceeds from our offering of shares of common stock and warrants are currently sufficient to fund our operating expenses, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

We believe that we have assets to ensure that we can function without liquidation over the next twelve months, due to our cash on hand, and our ability to raise money from our investor base.  Based on the aforesaid, we believe we have the ability to continue our operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of our operations.

Our financial statements as of September 30, 2012 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through September 30, 2012. Our independent registered public accounting firm has issued their report dated March 29, 2012 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar modules.

Our plan of operation within the next twelve months is to fully commercialize our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules. This includes high volume production in response to purchase orders from major PV panel manufacturers. In addition, we intend to further enhance test programs to determine the physical properties and characteristics that will be most suitable for the further development of biobased solar module components, and build solar modules, as we attempt to validate the commercial viability of our future products. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next three months. Management estimates that it will require additional cash resources during 2013, based upon its current operating plan and condition. There can be no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next six months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 29, 2012

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012, the Company issued 45,000 shares of common stock for cash in the amount of $24,750. The funds were used for operating expenses.

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

On October 3, 2012, the Company entered into a Securities Purchase Agreement for the sale of an 8% convertible note in the aggregate principal amount of $42,500. The Note is convertible into shares of common stock of the Company at a price which shall be equal to 58% multiplied by the Market Price of the Company’s common stock representing a discount of 42%. Market Price is defined as the average of the lowest three trading prices during the 10 trading day period prior to the conversion date.  The Note matures on July 5, 2013.

 ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Sales Representation Agreement between Biosolar, Inc. and Tomark Industries, Inc. dated March 3, 2012. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment request)

10.2	Toll Extrusion Film Sale Agreement between Biosolar, Inc. and JPS Elastomerics Corp. dba Stevens Urethane (Stevens) dated June 1, 2012.

10.3	Securities Purchase Agreement between Biosolar, Inc. and Asher Enterprises, Inc. dated as of October 3, 2012

10.4	Form of Note issued pursuant to the Securities Purchase Agreement between Biosolar, Inc. and Asher Enterprises, Inc. dated as of October 3, 2012

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.2	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 2, 2012.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)