Form 10-K
period 2012-12-31
BioSolar Inc
filed 2013-02-26
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54819

BIOSOLAR, INC.
(Name of registrant in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-4754291 (I.R.S. Employer Identification No.)

27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (661) 251-0001

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock: common stock, par value $0.0001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates,  computed by reference to the price at which the common stock was sold on June 29, 2012,  was approximately $5,006,186

The number of shares of registrant’s common stock outstanding, as of February 22, 2013 was 6,434,413.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.       BUSINESS.

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

We are focusing our research and product development efforts on producing bio-based components that meet the thermal and durability requirements of current PV solar module manufacturing processes for conventional crystalline cell designs as well as thin film PV devices in an effort to capitalize on what we perceive as cost advantages to current petroleum based PV solar module components. We currently use Nylon 11, which is derived from castor oil in the development of our technology. Our current supplier of this product is Arkema, Inc. We do not currently have an agreement with Arkema for the supply of Nylon 11 and there is currently no other known supplier of Nylon 11. If we are unable to obtain Nylon 11 for our products, we will seek alternative options which may include similar biobased materials such as Nylon 1010 for which there are many known suppliers.

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

Research and Development

BioSolar develops and produces robust bio-based components that meet the stringent thermal and durability requirements of current solar module manufacturing processes. BioSolar intends to further develop biobased materials to be used directly in conventional manufacturing systems, such as injection molding and thin-film roll-to-roll, to create superstrate layer, substrate layer, backsheet as well as module components.

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

EMPLOYEES

As of February 15, 2013 we had two (2) full time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

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

Since inception, we have incurred losses and have negative cash flows from operations and have never realized revenues. From inception through December 31, 2012, we incurred a net loss of $(5,778,279). These factors, among others discussed in Note 1 to the financial statements, raise substantial doubt about the ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

WE DEPEND ON ONE SUPPLIER FOR NYLON 11 FOR OUR PRODUCTS.

We currently use Nylon 11, which is derived from castor oil in the development of our technology. Our current supplier of this product is Arkema, Inc. We do not currently have an agreement with Arkema for the supply of Nylon 11 and there is currently no other known supplier of Nylon 11. If we are unable to obtain Nylon 11 for our products, we will be forced to seek alternative options. Failure to identify other suitable alternatives may affect our ability to produce our products.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 32% of the outstanding shares of our common stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2.       PROPERTIES.

Our headquarters are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387. We lease our facility under a lease with an expiration date of May 15, 2013, with an option to renew for another 12 months. Our monthly lease payment is $534. The size of our office is 144 square feet.

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

	Fiscal 2012		Fiscal 2011
Quarter Ended	High	Low	High	Low
March 31	$1.75	$0.60	$5.10	$2.70
June 30	$1.25	$0.61	$4.32	$3.30
September 30	$1.25	$0.70	$8.00	$1.05
December 31	$1.10	$0.38	$2.90	$1.35

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

As of February 22, 2013, our common stock was held by 94 stockholders of record and we had 6,434,413shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

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

Transfer Agent

The Company's registrar and transfer agent is Computershare Trust Company N.A., P.O. Box 43070, Providence, RI 02940-3070.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2012.

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

Unregistered Sales of Equity Securities

The Company entered into two Securities Purchase Agreements (the "Purchase Agreements") dated as of  October 3, 2012 and November 12, 2012, each providing for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $42,500, and $32,500 for an aggregate total of $75,000. The Notes mature on July 5, 2013, and August 14, 2013. After one hundred and eighty days (180) the holder may convert into shares of common stock at a variable conversion price of 58% multiplied by the market price of the average lowest three (3) trading prices for the common stock during the ten (10) trading days prior to the conversion date

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above.

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

We are focusing our research and product development efforts on producing bio-based components that meet the thermal and durability requirements of current PV solar module manufacturing processes for conventional crystalline cell designs as well as thin film PV devices in an effort to capitalize on what we perceive as cost advantages to current petroleum based PV solar module components. We currently use Nylon 11, which is derived from castor oil in the development of our technology. Our current supplier of this product is Arkema, Inc. We do not currently have an agreement with Arkema for the supply of Nylon 11 and there is currently no other known supplier of Nylon 11. If we are unable to obtain Nylon 11 for our products, we will seek alternative options which may include similar biobased materials such as Nylon 1010 for which there are many known suppliers.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased by $(300,551) to $796,769 for the year ended December 31, 2012, compared to $1,097,320 for the prior year ended December 31, 2011. This decrease in G&A expenses was the result of a decrease in public relations costs of $(117,349), non-cash compensation expense in the amount of $(160,413), and a decrease in overall G&A expenses of $(22,789).

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs increased by $37,515 to $78,527 for the year ended December 31, 2012 compared to $41,012 for the prior year ended December 31, 2011. This increase in R&D costs was the result of an increase in materials and outside services by corporations for testing our product. The Company’s focus has been to market its product.

NET LOSS

         Net Loss decreased by $(149,552), to $(997,510) for the year ended December 31, 2012, compared to $(1,147,062) for the prior year ended December 31, 2011.  The decrease in Net Loss was due to a decrease in G&A expenses, which included non-cash compensation expense, patent impairment and an increase in R&D cost and other expenses.  Currently the Company is in its development stage and has no revenues.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2012, we had $(190,013) of working capital deficit as compared to $65,697 for the prior year ended December 31, 2011. The increase of $(255,710) in working capital deficit was due primarily to increase in accounts payable, accrued expenses and convertible debt, with a decrease in prepaid expenses.

   During the year ended December 31, 2012, the Company used $(411,736) of cash for operating activities, as compared to $(711,188) for the prior year ended December 31, 2011. The decrease of $(299,452) in the use of cash for operating activities was a result of a decrease in net loss, non-cash stock compensation cost, accounts receivable, and non-cash depreciation, with an increase in accounts payable, accrued expenses, loss on intangible impairment, and beneficial conversion feature. The Company is focused on development of its Photovoltaic solar cells technology.

          Cash used by investing activities was $(10,609) for the year ended December 31, 2012 as compared to $(19,008) for the prior year ended December 31, 2011. The decrease in cash used by investing activities in the amount of $(8,399) for the year ended December 31, 2012 was due to an increase of $2,582 in the purchase of tangible assets, and a decrease of $(10,981) in the purchase of intangible assets.

          Cash provided from financing activities during the year ended December 31, 2012 was $412,865 as compared to $738,300 for the prior year ended December 31, 2011. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and have no revenues.

Our financial statements as of December 31, 2012 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through December 31, 2012. Our independent registered public accounting firm has issued their report dated February 25, 2013 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells.  We plan to develop our products and thereafter focus our efforts on establishing markets in related sectors by 2013.

Our plan of operation within the next six months is to utilize our cash balances to fully commercialize our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules. In addition, we intend to further enhance test programs to determine the physical properties and characteristics that will be most suitable for the further development of biobased solar module components, and build solar panels, as we attempt to validate the commercial viability of our product. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2013, based upon its current operating plan and condition. We expect increased expenses during second half of 2013 as we ramp up sales and marketing efforts associated with gradual production volume increase.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	53	Chief Executive Officer, Acting Chief Financial Officer and Director
Stanley Levy	73	Vice President and Chief Technology Officer
Steven C. Bartling	50	Director
Dennis LePon	65	Director

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

COMMITTEES OF THE BOARD

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee. Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors. We do not currently have an audit committee financial expert.

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

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held six meetings in 2012.  All board members were present at four of the six meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2012 all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for o the named exertive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee - CEO and	2012	$144,000	0	0	0	0	0	0	$144,000
Acting CFO	2011	$144,000	0	0	0	0	0	0	$144,000

Stanley Levy – CTO	2012	$132,000	0	0	0	0	0	0	$132,000
	2011	$132,000	0	0	0	0	0	0	$132,000

Employment Agreements

The Company currently has no employment agreements with its executive officers.

Employee Benefit Plans

The Company currently has no benefit plans in place for its employees.

Stock Option Plan

The Company has no stock option plan.

Director Compensation

Directors receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Currently, our directors do not receive monetary compensation for their service on the Board of Directors.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of February 22, 2013, the number of and percent of our common stock beneficially owned by:

·	all directors and nominees, naming them,

·	our executive officers,

·	our directors and executive officers as a group, without naming them, and

·	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from February 22, 2013 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of February 22, 2013 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Biosolar, Inc.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total (1)
Common Stock	David Lee	1,650,000	25.6%
Common Stock	Stanley Levy	166,667	2.59%
Common Stock	Steven C. Bartling	169,334	2.63%
Common Stock	Dennis LePon	33,334	*
Common Stock	All Executive Officers and Directors as a Group (4 persons )	2,019,335	31.28%
Common Stock	Wings Fund, Inc. 5662 Calle Real #115 Santa Barbara, CA 93117	572,322	8.89%

*Less than one percent.

(i) Based upon 6,434,413 shares issued and outstanding as of February 22, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no material related party transactions which we entered into from inception (April 24, 2006) to December 31, 2012.

Director Independence

Steven C. Bartling is independent as the term "independent" is defined under the NASDAQ Marketplace Rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

           The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2012 and 2011 for the audits of our annual financial statements for the fiscal year totaled approximately $22,100 and $17,500, respectively.

Audit-Related Fees

We did not incur assurance and audit-related fees during 2012 and 2011, to HJ Associates & Consultants, LLP in connection with the audit of our financial statements from April 24, 2006 (Inception) through December 31, 2011 for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2012 and December 31, 2011, respectively.

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

10.4
Sales Representation Agreement between Biosolar, Inc. and Tomark Industries, Inc. dated March 3, 2012. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment request)(Filed as an exhibit to the Company’s current report on Form 10Q filed on November 2, 2012)

10.5
Toll Extrusion Film Sale Agreement between Biosolar, Inc. and JPS Elastomerics Corp. dba Stevens Urethane (Stevens) dated June 1, 2012.(Filed as an exhibit to the Company’s current report on Form 10Q filed on November 2, 2012)

10.6
Securities Purchase Agreement between Biosolar, Inc. and Asher Enterprises, Inc. dated as of October 3, 2012. (Filed as an exhibit to the Company’s current report on Form 10Q filed on November 2, 2012)

10.7
Form of Note issued pursuant to the Securities Purchase Agreement between Biosolar, Inc. and Asher Enterprises, Inc. dated as of October 3, 2012. (Filed as an exhibit to the Company’s current report on Form 10Q filed on November 2, 2012)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on February 25, 2013.
.
Biosolar, Inc.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/S/ DAVID LEE	CHIEF EXECUTIVE OFFICER	February 25, 2013
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND
FINANCIAL OFFICER) AND
	CHAIRMAN OF THE BOARD	February 25, 2013

/s/ STEVEN C. BARTLING	DIRECTOR
STEVEN C. BARTLING		February 25, 2013

/S/ DENNIS LEPON	DIRECTOR
DENNIS LEPON		February 25, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
BioSolar, Inc.
(A Development Stage Company)

Santa Clarita, California

We have audited the accompanying balance sheets of BioSolar, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and from inception of the development stage on April 24, 2006 through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSolar, Inc. (a development stage company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and from inception of the development stage on April 24, 2006 through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
February 25, 2013

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$42,942	$52,422
Prepaid expenses	11,523	30,797

TOTAL CURRENT ASSETS	54,465	83,219

PROPERTY AND EQUIPMENT
Machinery and equipment	78,863	76,281
Computer	2,928	2,928
	81,791	79,209
Less accumulated depreciation	(34,793)	(26,698)

NET PROPERTY AND EQUIPMENT	46,998	52,511

OTHER ASSETS
Patents	41,290	140,927
Deposit	770	770

TOTAL OTHER ASSETS	42,060	141,697

TOTAL ASSETS	$143,523	$277,427

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,253	$4,377
Accrued expenses	180,594	13,145
Convertible promissory notes less debt discount of $20,369	54,631	-

TOTAL CURRENT LIABILITIES	244,478	17,522

SHAREHOLDER'S EQUITY
Common stock, $0.0001 par value;
500,000,000 authorized common shares
6,434,413 and 5,536,164 shares issued and outstanding, respectively	644	554
Additional paid in capital	5,676,680	5,040,120
Deficit accumulated during the development stage	(5,778,279)	(4,780,769)

TOTAL SHAREHOLDERS' EQUITY	(100,955)	259,905

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$143,523	$277,427

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			April 24, 2006
	Year Ended		through
	December 31, 2012	December 31, 2011	December 31, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	796,769	1,097,320	4,901,263
Research and development	78,527	41,012	814,357
Depreciation and amortization	8,055	8,059	34,793

TOTAL OPERATING EXPENSES	883,351	1,146,391	5,750,413

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(883,351)	(1,146,391)	(5,750,413)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	27	91	87,262
Penalties	-	-	(180)

Loss on patent impairment	(107,704)	-	(107,704)
Interest expense	(6,482)	(762)	(7,244)

TOTAL OTHER INCOME/(EXPENSES)	(114,159)	(671)	(27,866)

NET LOSS	$(997,510)	$(1,147,062)	$(5,778,279)

BASIC AND DILUTED LOSS PER SHARE	$(0.16)	$(0.21)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	6,434,413	5,382,732

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional		during the
	Common stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Payable	Stage	Total
Inception April 24, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock for services
(issued at $0.03 per share )	34	0	1		-	1

Issuance of founders shares for cash
(issued at $0.0075 per share )	1,966,653	197	14,552		-	14,749

Issuance of common stock in May 2006 for cash
(issued at prices between $0.225 and $3.00 per share )	2,318,593	232	1,439,046		-	1,439,278

Net Loss from Inception through December 31, 2006	-	-	-		(274,361)	(274,361)
Balance at December 31, 2006	4,285,280	429	1,453,599		(274,361)	1,179,667

Issuance of common shares for cash
(issued at $6.00 per share )	88,500	9	530,991		-	531,000

Issuance of common shares for services
(issued at prices between $7.80 and $16.20 per share )	16,467	2	212,258		-	212,260

Stock issuance cost	-	-	(2,160)		-	(2,160)

Net Loss for the year ended December 31, 2007	-	-	-		(847,706)	(847,706)
Balance at December 31, 2007	4,390,247	440	2,194,688		(1,122,067)	1,073,061

Issuance of common shares for cash
(17,333 common shares issued at $7.50 per share )	52,000	5	389,995		-	390,000

Issuance of common shares for services
(issued at $7.50 per share )	3,334	0	25,000		-	25,000

Net Loss for the year ended December 31, 2008	-	-	-		(947,646)	(947,646)
Balance at December 31, 2008	4,445,581	445	2,609,683	-	(2,069,713)	540,415

Common stock subscription payable	-	-	-	203,000	-	203,000

Issuance of common shares in September 2009 for cash
(issued at $1.50 per share )	480,000	48	719,952	(203,000)	-	517,000

Net Loss for the year ended December 31, 2009	-	-	-		(644,601)	(644,601)
Balance at December 31, 2009	4,925,581	493	3,329,635	-	(2,714,314)	615,814

Issuance of common shares for services
(issued at a fair value of $3.30 per share)	26,667	3	87,997	-	-	88,000

Issuance of common shares for cash
(prices ranging from $1.80 to $2.40 per share)	222,222	22	449,978	-	-	450,000

Net loss for the year ended December 31, 2010	-	-	-	-	(919,393)	(919,393)
Balance at December 31, 2010	5,174,470	518	3,867,610	-	(3,633,707)	234,421

Issuance of common shares for cash
(prices ranging between $1.725 and $2.25 per share)	361,694	36	738,265	-	-	738,301

Stock compensation cost	-	-	434,245	-	-	434,245

Net loss for the year ended December 31, 2011	-	-	-	-	(1,147,062)	(1,147,062)
Balance at December 31, 2011	5,536,164	554	5,040,120	-	(4,780,769)	259,905

Issuance of common shares for cash
(prices ranging between $0.55 and $0.70 per share)	565,647	57	337,808	-	-	337,865

Issuance of commn stock for warrants through a cashless exercise	332,602	33	(33)	-	-	-

Issuance of common stock for subscription receivable
(price of $0.66 per share)	17,577	2	11,599	-	-	11,601

Cancellation of subscription receivable	(17,577)	(2)	(11,599)	-	-	(11,601)

Beneficial conversion feature	-	-	24,953	-	-	24,953

Stock compensation cost	-	-	273,832	-	-	273,832

Net loss for the year ended December 31, 2012	-	-	-	-	(997,510)	(997,510)

Balance at December 31, 2012	6,434,413	$644	$5,676,680	$-	$(5,778,279)	$(100,955)

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			April 24, 2006
	Years Ended		through
	December 31, 2012	December 31, 2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(997,510)	$(1,147,062)	$(5,778,279)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	8,055	8,059	34,793
Issuance of stock for services	-	-	325,260
Stock compensation cost	273,832	434,245	708,077
Beneficial conversion feature	4,584	-	4,584
Loss on patent impairment	107,704	-	107,704
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventory	-	-	-
Prepaid expenses	19,274	(18,448)	(11,523)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable	4,876	(1,127)	9,253
Accrued expenses	167,449	13,145	180,594

NET CASH USED IN OPERATING ACTIVITIES	(411,736)	(711,188)	(4,420,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,582)	-	(81,791)
Patent expenditures	(8,027)	(19,008)	(148,994)

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	(10,609)	(19,008)	(230,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note	75,000	-	75,000
Proceeds from common stock subcription payable	-	-	203,000
Proceeds from issuance of common stock, net of issuance cost	337,865	738,300	4,416,034

NET CASH PROVIDED IN FINANCING ACTIVITIES	412,865	738,300	4,694,034

NET INCREASE/(DECREASE) IN CASH	(9,480)	8,104	42,942

CASH, BEGINNING OF YEAR	52,422	44,318	-

CASH, END OF YEAR	$42,942	$52,422	$42,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$-	$-	$5,867

During the year ended December 31, 2012, the Company issued 332,602 shares of common stock for warrants through a cashless exercise.
Also, the Company issued 17,577 shares of common stock for a subscription receivable, which was cancelled.

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

1.	ORGANIZATION AND LINE OF BUSINESS

Organization
BioSolar, Inc. (the "Company") was incorporated in the state of Nevada on April 24, 2006.  The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market a Photovoltaic solar  technology.

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended December 31, 2012. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the year ended December 31, 2012, had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Depreciation expense for the years ended December 31, 2012 and 2011 was $8,055 and $8,059, respectively.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2012 and 2011, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  December 31, 2012:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$-	$-	$-	$-
Convertible Promissory Notes, net of discount	54,631	-	-	54,631
Total liabilities measured at fair value	$54,631	$-	$-	$54,631

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2012 and 2011, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 295,000 and 519,642 warrants for the years ended December 31, 2012 and 2011, respectively.

	For the years ended
	December 31, ,
	2012	2011

(Loss) to common shareholders (Numerator)	$(997,510)	$(1,147,062)

Basic and diluted weighted average number of common shares outstanding (Denominator)	6,434,413	5,382,732

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $78,527 and $41,012 for the years ended December 31, 2012 and 2011, respectively.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $4,370 and $13,255 for the years ended December 31, 2012 and 2011, respectively.

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

Recently Adopted Accounting Pronouncements
Management reviewed accounting pronouncements issued during the year ended December 31, 2012, and the following pronouncement was adopted during the period.

The Company adopted ASC 815 "Accounting for Derivative Instruments and Hedging Activities". This pronouncement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. Derivative instruments that meet the definition of assets and liabilities should be reported in the financial statements at fair value, and any gain or loss should be recognized in current earnings.  The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

3.	CAPITAL STOCK

During the year ended of December 31, 2012, the Company issued 376,818 shares of common stock at a price of $0.55 per share for cash of $207,250; issued 37,880 shares of common stock at a price of $0.66 per share for cash of $25,000; issued 18,812 shares of common stock for a subscription receivable in the amount of $12,416 during the period ended March 31, 2012, of which $11,601 was refunded to the investor and 17,577 shares of common stock were cancelled during the period ended September 30, 2012. The remaining 1,235 shares of common stock were purchased at a price of $0.66 per share for cash of $815. In addition the Company issued 149,714 shares of common stock at a price of $0.70 per share for cash of $104,799. Also, through a cashless exercise the Company issued 332,602 shares of common stock for stock purchase warrants.

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

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

12/31/2012
Risk free interest rate	2.14%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:
	12/31/2012		12/31/2011
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	236,667	$4.05	-	$-
Granted	-	-	236,667	$4.05
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	236,667	$4.05	236,667	$4.05
Exercisable at the end of period	225,001	$4.05	137,986	$4.05
Weighted average fair value of
options granted during the period		$-		$4.05

The weighted average remaining contractual life of options outstanding as of December 31, 2012 was as follows:

Weighted
Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$ 4.05	236,667	225,001	3.23

The stock-based compensation expense recognized in the statement of operations was $273,832 and $434,245 during the years ended December 31, 2012 and 2011, respectively.

Warrants
During the year ended December 31, 2012, the Company granted warrants to purchase 439,394 shares of common stock exercisable at prices between $0.55 and $0.70 per share within five years from the date of grant. The warrants were attached to 319,698 shares of common stock purchased through a private placement. Through a cashless exercise 664,036 warrants were exercised to purchase 351,414 shares of common stock. As of December 31, 2012, 295,000 warrants are outstanding.

5.	RENTAL LEASE

The Company renewed its lease for a one year term expiring on May 15, 2013, with an option to renew for another 12 months. The rent paid for the years ended December 31, 2012 and 2011 were $6,408, respectively.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

6.	INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

	Useful Lives	2012	2011

Patents-gross		$41,290	$140,967
Less accumulated amortization	15 years	-	40
		$41,290	$140,927

During the year ended December 31, 2012, the Company reviewed the capitalized patents for impairment in accordance with ASC 350, and determined that due to known technological advances, and economic conditions the carrying amount exceeded its fair value. The Company adjusted the carrying amount and recognized an impairment loss of $107,704 during the period ended December 31, 2012. As of December 31,  2012 and 2011, no amortization has been expensed for the patents, since approval of the patents are pending.

7.	PROMISSORY NOTE

On September 26, 2012, the Company entered into a short term promissory note (the “Note”) in the amount of $20,000, which was received on October 1, 2012. The note had an interest rate of 8% per annum with a maturity date of December 31, 2012.  The note was paid in full on October 6, 2012, which included interest of $22.

8.	CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2012, the Company entered into two Securities Purchase Agreements (the "Purchase Agreements") each providing for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $42,500, and $32,500 for an aggregate total of $75,000. The Notes mature on July 5, 2013, and August 14, 2013. After one hundred and eighty days (180) the holder may convert into shares of common stock at a variable conversion price of 58% multiplied by the market price of the average lowest three (3) trading prices for the common stock during the ten (10) trading days prior to the conversion date.

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for the beneficial conversion feature the Company took the difference between the conversion price and the fair value of the common stock on the transaction date which resulted in a beneficial conversion feature of $24,953, representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock. The conversion feature was recorded as a discount to the promissory notes, and amortized over the life of the convertible debts, which resulted in the recognition of $4,584 in interest expense for the year ended December 31, 2012.

9.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.Included in the balances at December 31, 2012 and 2011, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2012 and 2011, the Company did not recognize interest or penalties.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

10.	DEFERRED TAX BENEFIT

At December 31, 2012, the Company had net operating loss carry-forwards of approximately $5,132,000, which expire starting in 2026. No tax benefit has been reported in the December 31, 2012 and 2011 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011

Book income	$(399,000)	$(459,000)
State income taxes	-	-
Depreciation	(840)	(4,900)
M & E	400	500
Excess of loss on disposal of intangibles		-
Stock compensation and other non-cash expenses	111,400	174,000
Accrued payroll	66,500	-

Valuation Allowance	221,540	289,400

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL carryover	$1,926,100	$1,754,200
R & D credit	44,400	42,000
Accrued payroll	70,000

Deferred tax liabilites:
Depreciation	(7,000)	(17,800)

Less Valuation Allowance	(2,033,500)	(1,778,400)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

11.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On January 18, 2013, the Company entered into a  Securities Purchase Agreement (the "Purchase Agreement") providing for the sale by the Company of a 10% unsecured Convertible Note (“the Note”) in the principal amount of $80,000, of which the Company received $10,000 of the consideration upon execution of the note. The Note matures six (6) months from the effective date. The note may be converted into shares of the Company’s common stock at a conversion price that is the lesser of (a) $0.40 per share of common stock, (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date or (c) the lowest effective price per share granted to any person or entity after the effective date.