Form 10-Q
period 2013-03-31
BioSolar Inc
filed 2013-05-10
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares of registrant’s common stock outstanding, as of May 6, 2013 was 7,025,342.

BIOSLAR, INC.
INDEX

PART I   –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$114,075	$42,942
Prepaid expenses	29,693	11,523

TOTAL CURRENT ASSETS	143,768	54,465

PROPERTY AND EQUIPMENT
Machinery and equipment	78,863	78,863
Computer	2,928	2,928
	81,791	81,791
Less accumulated depreciation	(36,844)	(34,793)

NET PROPERTY AND EQUIPMENT	44,947	46,998

OTHER ASSETS
Patents	41,745	41,290
Deposit	770	770

TOTAL OTHER ASSETS	42,515	42,060

TOTAL ASSETS	$231,230	$143,523

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$15,101	$9,253
Accrued expenses	248,313	180,594
Derivative liability	303,651	-
Convertible promissory notes less debt discount of $62,781	57,219	54,631

TOTAL CURRENT LIABILITIES	624,284	244,478

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value;
500,000,000 authorized common shares
6,939,186 and 6,434,413 shares issued and outstanding, respectively	695	644
Additional paid in capital	5,813,754	5,676,680
Deficit accumulated during the development stage	(6,207,503)	(5,778,279)

TOTAL SHAREHOLDERS' DEFICIT	(393,054)	(100,955)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$231,230	$143,523

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			April 24, 2006
	Three Months Ended		through
	March 31, 2013	March 31, 2012	March 31, 2013

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	182,966	276,011	5,084,229
Research and development	1,315	33,994	815,672
Depreciation and amortization	2,051	1,986	36,844

TOTAL OPERATING EXPENSES	186,332	311,991	5,936,745

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(186,332)	(311,991)	(5,936,745)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	1	9	87,263
Penalties	-	-	(180)
Loss on patent impairment	-	-	(107,704)
Loss on change in derivative	(207,742)	-	(207,742)
Interest expense	(35,151)	(190)	(42,395)

TOTAL OTHER INCOME/(EXPENSES)	(242,892)	(181)	(270,758)

NET LOSS	$(429,224)	$(312,172)	$(6,207,503)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.05)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	6,491,009	5,791,033

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2012	6,434,413	$644	$5,676,680	$(5,778,279)	$(100,955)

Issuance of common shares for cash at a price of $0.22 per share (unaudited)	504,773	51	110,999	-	111,050

Adjustment of beneficial conversion feature (unaudited)	-	-	(20,369)	-	(20,369)

Stock compensation cost (unaudited)	-	-	46,444	-	46,444

Net loss for the three months ended March 31, 2012 (unaudited)	-	-	-	(429,224)	(429,224)
Balance at March 31, 2013	6,939,186	$695	$5,813,754	$(6,207,503)	$(393,054)

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			April 24, 2006
	Three Months Ended		through
	March 31, 2013	March 31, 2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(429,224)	$(312,172)	$(6,207,503)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	2,051	1,986	36,844
Issuance of stock for services	-	-	325,260
Stock compensation cost	46,444	133,596	754,521
Beneficial conversion feature	(4,584)	-	-
Loss on patent impairment	-	-	107,704
Loss on change in derivative	207,742	-	207,742
Debt discount recognzied as interest expense	37,712	-	37,712
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(18,170)	5,129	(29,693)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable	5,848	13,449	15,101
Accrued expenses	67,719	39,604	248,313

NET CASH USED IN OPERATING ACTIVITIES	(84,462)	(118,408)	(4,504,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(81,791)
Patent expenditures	(455)	(1,081)	(149,449)

NET CASH USED IN INVESTING ACTIVITIES	(455)	(1,081)	(231,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note	45,000	-	120,000
Proceeds from common stock subcription payable	-	-	203,000
Proceeds from issuance of common stock, net of issuance cost	111,050	129,799	4,527,084

NET CASH PROVIDED IN FINANCING ACTIVITIES	156,050	129,799	4,850,084

NET INCREASE/(DECREASE) IN CASH	71,133	10,310	114,075

CASH, BEGINNING OF PERIOD	42,942	52,422	-

CASH, END OF PERIOD	$114,075	$62,732	$114,075

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$190	$190
Taxes paid	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$-	$-	$5,867

During the period ended March 31, 2012, the Company issued 250,201 shares of common stock for warrants through a cashless exercise.
Also, the Company issued 18,812 shares of common stock for a subscription receivable.

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2013

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has generated insignificant revenues since inception, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception. It is management's plan to generate additional working capital from investors, as it continues to pursue its business plan and purposes.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Development Stage Activities and Operations
The Company is in its initial stages of formation and has not generated any significant revenues since inception. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Revenue Recognition
The Company will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date, the Company has had generated insignificant revenues and is in the development stage.

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

Loss per Share Calculations
Loss per Share calculates basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2013 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2013

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  March 31,2013:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$303,651	$-	$-	$303,651
Convertible Promissory Notes, net of discount	57,219	-	-	57,219
Total liabilities measured at fair value	$360,870	$-	$-	$360,870

       Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the period ended March 31, 2013, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

At March 31, 2013, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with a par value of $0.0001.

During the three months ended March 31, 2013, the Company issued 504,773 shares of common stock at a price of $0.22 per share for cash of $111,050.

4.      STOCK OPTIONS AND WARRANTS

On March 1, 2013, the Board of Directors of the Company granted non-qualified stock options for 600,000 shares of common stock to its employees, directors and consultants. Each Option expires on the date specified in the applicable option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options vest at various times as set forth in the relevant option agreement, and are exercisable at a price of $0.40 per share, the closing price of the Company’s common stock on the date of grant.

Risk free interest rate	0.75%
Stock volatility factor	82%
Weighted average expected option life	5 years
Expected dividend yield	None

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2013

4.      STOCK OPTIONS AND WARRANTS

A summary of the Company’s stock option activity and related information follows:

	March 31, 2013
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	236,667	$4.05
Granted	600,000	0.40
Exercised	-	-
Expired	-	-
Outstanding, end of period	836,667	$1.43
Exercisable at the end of period	274,167	$3.55
Weighted average fair value of
options granted during the period		$0.40

The weighted average remaining contractual life of options outstanding as of March 31, 2013 was as follows:
			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.05	236,667	236,667	2.98
$0.40	600,000	37,500	4.92

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2013, related to the granting of these options is $46,444.

Warrants
During the three months ended March 31, 2013, the Company granted no warrants. As of March 31, 2013, 245,000 warrants are outstanding.

5. CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2012, the Company entered into two Securities Purchase Agreements each providing for the sale by the Company of 8% unsecured Convertible Notes in the principal amounts of $42,500, and $32,500 for an aggregate total of $75,000. The Notes mature on July 5, 2013, and August 14, 2013. After one hundred and eighty days (180) the holder may convert into shares of common stock at a variable conversion price of 58% multiplied by the market price of the average lowest three (3) trading prices for the common stock during the ten (10) trading days prior to the conversion date.

On January 18, 2013, the Company received in consideration upon execution of a note the sum of $10,000 on a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of $80,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of (a) $0.40 per share, (b) fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date of the securities purchase agreement, or (c) the lowest effective price per share granted after the effective date of the securities purchase agreement. The note matures six (6) months from the effective date of each payment.

On February 28, 2012, the Company entered into two Securities Purchase Agreements (each providing for the sale by the Company of 10% unsecured Convertible Notes in the principal amounts of $10,000 and $25,000 for an aggregate total of $35,000. The Lender may choose in its sole discretion to loan the Company the principal amount of up to $100,000. Each note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of  (a) $0.20 per share, or (b) fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date of the securities purchase agreement. Each note matures one (1) year from the effective date of each payment to the Company.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2013

5. CONVERTIBLE PROMISSORY NOTES (Continued)

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory note was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification.  The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The debt discount is amortized over the life of the note and recognized as interest expense. For the period ended March 31, 2013, the Company recognized $33,128 as interest expense. The derivative liability is adjusted periodically according to the stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.  For purpose of determining the fair value of the note, the Company used the Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation are as follows:

Stock price on the valuation date	$0.37 - $0.90
Conversion price for the notes	$0.16 - $0.35
Years to maturity	6 mos - 1 year
Risk free rate	0.10% - 0.16%
Expected volatility	60.96% - 125.31%

The change in derivative liability recognized in the financial statements as of March 31, 2013 was $207,742.

6. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and reported the following.

During the month of April 2013, the Company issued 86,156 shares of common stock for the partial conversion of a convertible promissory in the amount of $32,500

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

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

Recently Issued Accounting Pronouncements

            Management reviewed accounting pronouncements issued during the three months ended March 31, 2013 and no pronouncements were adopted during the period.

Results of Operations – Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $(93,045) to $182,966 for the three months ended March 31, 2013, compared to $276,011 for the prior period March 31, 2012. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation expense of $(87,152) and an overall decrease of $(5,893) in G&A expenses.

Research and Development

Research and Development (“R&D”) expenses decreased by $(32,679) to $1,315 for the three months ended March 31, 2013, compared to $33,994 for the prior period ended March 31, 2012. This overall decrease in R&D expenses was the result of focusing on bringing the product to market.

Net Loss

Our net loss increased by $(117,052) to $(429,224) for the three months ended March 31, 2013, compared to $(312,172) for the prior period ended March 31, 2012. The increase in net loss was due to an increase in non-cash change in derivative and amortization of debt discount, and an overall decrease in operating expenses.  Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had a capital deficit of $(480,516) compared to working capital of $(190,013) for the year ended December 31, 2012. This increase in capital deficit of $(290,503) was due primarily to an increase in accounts payable, accrued expenses, and derivative liability.

During the three months ended March 31, 2013, we used $(84,462) of cash for operating activities, as compared to $(118,408) for the prior period ended March 31, 2012. The decrease of $(33,946) in the use of cash for operating activities was primarily due to an overall increase in net loss, prepaid expenses, accounts payable, accrued expenses, non cash loss on change in derivative, and debt discount, with a decrease in non cash stock compensation.

Cash used in investing activities for the three months ended March 31, 2013 was $(455), as compared to $(1,081) for the prior period ended March 31, 2012. The overall net change of $(626) in investing activities was primarily due to decrease in patent expenditures for the current period compared to the prior period.

Cash provided from financing activities was $111,050 for the three months ended March 31, 2013, as compared to $129,799 for the prior period March 31, 2012. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and have not generated any revenues since inception.

We do not have any material commitments for capital expenditures during the next twelve months.  Although proceeds from financing activities are currently sufficient to fund our operating expenses through the next four months, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek additional financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

We believe that we have assets to ensure that we can function without liquidation over the next twelve months, due to our cash on hand, and our ability to raise funds from our investor base.  Based on the aforesaid, we believe we have the ability to continue our operations for the next twelve months and will be able to realize assets and discharge liabilities in the normal course of our operations.

Our financial statements as of March 31, 2013 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through March 31, 2013. Our independent registered public accounting firm has issued their report dated February 25, 2013 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells.  We plan to develop our products and thereafter focus our efforts on establishing markets in related sectors by the end of 2013.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on February 26, 2013

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2013, the Company issued 504,773 shares of common stock at $0.22 per share for cash of $111,050. The proceeds were used for operating expenses.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 10, 2013.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)