Form 10-Q
period 2013-06-30
BioSolar Inc
filed 2013-07-26
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of shares of registrant’s common stock outstanding, as of July 25, 2013 was 7,839,117.

BIOSLAR, INC.
INDEX

PART I   –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC. (A Development Stage Company) BALANCE SHEETS
	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$123,612	$42,942
Prepaid expenses	23,701	11,523

TOTAL CURRENT ASSETS	147,313	54,465

PROPERTY AND EQUIPMENT
Machinery and equipment	78,863	78,863
Computer	2,928	2,928
	81,791	81,791
Less accumulated depreciation	(38,894)	(34,793)

NET PROPERTY AND EQUIPMENT	42,897	46,998

OTHER ASSETS
Patents	41,745	41,290
Deposit	770	770

TOTAL OTHER ASSETS	42,515	42,060

TOTAL ASSETS	$232,725	$143,523

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$9,996	$9,253
Accrued expenses	17,638	180,594
Derivative liability	514,160	-
Convertible promissory notes less debt discount of $263,406	131,094	54,631

TOTAL CURRENT LIABILITIES	672,888	244,478

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value;
500,000,000 authorized common shares
7,331,974 and 6,434,413 shares issued and outstanding, respectively	734	644
Additional paid in capital	6,010,061	5,676,680
Deficit accumulated during the development stage	(6,450,958)	(5,778,279)

TOTAL SHAREHOLDERS' DECIFIT	(440,163)	(100,955)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$232,725	$143,523

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
					From Inception
					April 24, 2006
	Three Months Ended		Six Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	137,808	176,716	320,774	452,728	5,222,037
Research and development	714	3,741	2,029	37,735	816,386
Depreciation and amortization	2,050	2,008	4,101	3,994	38,894

TOTAL OPERATING EXPENSES	140,572	182,465	326,904	494,457	6,077,317

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(140,572)	(182,465)	(326,904)	(494,457)	(6,077,317)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	18	5	19	14	87,281
Penalties	-	-	-	-	(180)
Loss on patent impairment	-	-	-	-	(107,704)
Gain on settlement of debt	4,676	-	4,676	-	4,676
Loss on change in derivative liability	(36,375)	-	(244,117)	-	(244,117)
Interest expense	(71,202)	-	(106,353)	(190)	(113,597)

TOTAL OTHER INCOME/(EXPENSES)	(102,883)	5	(345,775)	(176)	(373,641)

NET LOSS	$(243,455)	$(182,460)	$(672,679)	$(494,633)	$(6,450,958)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.03)	$(0.10)	$(0.08)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	7,147,263	6,110,971	6,592,300	5,978,707

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC. (A Development Stage Company) STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
						Deficit
						Accumulated
					Additional	during the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2012 (Audited)	-	$-	6,434,413	$644	$5,676,680	$(5,778,279)	$(100,955)

Issuance of common shares for cash at a price of $0.22 per share	-	-	504,773	51	110,999	-	111,050

Issuance of common shares for converted promissory notes	-	-	392,788	39	167,123	-	167,162

Adjustment of beneficial conversion feature	-	-	-	-	(20,369)	-	(20,369)

Stock compensation cost	-	-	-	-	75,628	-	75,628

Net loss for the six months ended June 30,2013	-	-	-	-	-	(672,679)	(672,679)

Balance at June 30, 2013	-	$-	7,331,974	$734	$6,010,061	$(6,450,958)	$(440,163)

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception
			April 24, 2006
	Six Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(672,679)	$(494,633)	$(6,450,958)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	4,101	3,994	38,894
Issuance of stock for services	-	-	325,260
Stock compensation cost	75,628	180,004	783,705
Beneficial conversion feature	(4,584)	-	-
Loss on patent impairment	-	-	107,704
Loss on change in derivative liability	244,117	-	244,117
Gain on settlement of debt	(4,676)	-	(4,676)
Debt discount recognized as interest expense	105,059	-	105,059
Common stock issued for interest payable	3,000	-	3,000
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(12,178)	10,514	(23,701)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable	743	3,538	9,996
Accrued expenses	79,044	91,372	259,638

NET CASH USED IN OPERATING ACTIVITIES	(182,425)	(205,211)	(4,602,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,583)	(81,791)
Patent expenditures	(455)	(1,081)	(149,449)

NET CASH USED IN INVESTING ACTIVITIES	(455)	(3,664)	(231,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	152,500	-	227,500
Proceeds from common stock subcription payable	-	-	203,000
Proceeds from issuance of common stock, net of issuance cost	111,050	230,615	4,527,084

NET CASH PROVIDED IN FINANCING ACTIVITIES	263,550	230,615	4,957,584

NET INCREASE/(DECREASE) IN CASH	80,670	21,740	123,612

CASH, BEGINNING OF PERIOD	42,942	52,422	-

CASH, END OF PERIOD	$123,612	$74,162	$123,612

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$190	$190
Taxes paid	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$-	$-	$5,867

During the six months ended June 30, 2013, the Company entered into securities purchase agreements in the amount of $242,000 to purchase common stock in exchange for accrued salaries. The accrued salaries were reclassified as convertible promissory notes during the period. Also, the Company converted an aggregate of $75,000 convertible promissory notes, including accured interest in the amount of $3,000. During the six months ended June 30, 2012, the Company issued 332,602 shares of common stock for warrants through a cashless exercise. Also, the Company issued 18,812 shares of common stock for a subscription receivable, of which 17,577 was unsubscribed.

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2013

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

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

Development Stage Activities and Operations
The Company is in its initial stages of formation and has had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Loss per Share Calculations
Loss per Share calculates basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended June 30, 2013 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2013, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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
JUNE 30, 2013

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  June 30, 2013:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$514,160	$-	$-	$514,160
Convertible Promissory Notes, net of discount	131,094	-	-	131,094
Total liabilities measured at fair value	$645,254	$-	$-	$645,254

       Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the period ended June 30, 2013, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the period the Company increased its common and preferred stock. As of June 30, 2013, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with a par value of $0.0001, and 10,000,000 preferred stock, with a par value of $0.0001.

During the six months ended June 30, 2013, the Company issued 504,773 shares of common stock at a price of $0.22 per share for cash of $111,050. Also, the Company issued 392,788 shares of common stock at prices ranging from $0.13 to $0.39, for conversion of $75,000 in convertible promissory notes, including $3,000 for accrued interest payable.

4.      STOCK OPTIONS AND WARRANTS

On June 30, 2013, the Board of Directors of the Company granted non-qualified stock options for 600,000 shares of common stock to its employees, directors and consultants, agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options vest at various times, and are exercisable for a period of five years from the date of grant at an exercise price of $0.40 per share, the market value of the Company’s common stock on the date of grant.
Risk free interest rate	0.75%
Stock volatility factor	82%
Weighted average expected option life	5 years
Expected dividend yield	None

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2013

4.      STOCK OPTIONS AND WARRANTS

A summary of the Company’s stock option activity and related information follows:

	June 30, 2013
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	236,667	$4.05
Granted	600,000	0.40
Exercised	-	-
Expired	-	-
Outstanding, end of period	836,667	$1.43
Exercisable at the end of period	386,667	$2.63
Weighted average fair value of
options granted during the period		$0.40

The weighted average remaining contractual life of options outstanding as of June 30, 2013 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.05	236,667	236,667	2.73
$0.40	600,000	150,000	4.67
	836,667	386,667

The stock-based compensation expense recognized in the statement of operations during the three months ended June 30, 2013, related to the granting of these options is $75,628.

Warrants
During the three months ended June 30, 2013, the Company granted no warrants. As of June 30, 2013, 245,000 warrants are outstanding.

5. CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2012, the Company entered into two Securities Purchase Agreements (the "Purchase Agreements") each providing for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $42,500, and $32,500 for an aggregate total of $75,000. The Notes mature on July 5, 2013, and August 14, 2013. After one hundred and eighty days (180) the holder converted both notes with an aggregate principal amount of $75,000, plus accrued interest of $3,000 on various dates during the period ended June 30, 2013 into 392,788 shares of common stock at prices ranging from $0.13 to $0.39 per share. The notes were measured at fair value using the Black-Scholes pricing model, and the Company recognized a gain on conversion of $4,676. The Company recorded debt discount of $55,493 related to the conversion feature of the notes, along with derivative liabilities at inception. During the six months ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $55,493, resulting in a net debt discount of $0 at June 30, 2013.

During the six months ended June 30, 2013, the Company entered into two Securities Purchase Agreements (the "Purchase Agreements") on March 1, 2013 and March 20, 2013, each providing for the sale by the Company of 10% unsecured Convertible Notes (“the Notes”) in the aggregate principal amount of $100,000, to be advanced in amounts at the lenders discretion. The total principle advances received on the notes as of June 30, 2013 was $35,000. The notes mature one (1) year from the effective date of each advance. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.20 per share or fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 65.07% to 158.92%, risk-free interest rate ranging from .15% to .16%, and an expected life of less than a year. The Company recorded debt discount of $35,000 related to the conversion feature of the notes, along with derivative liabilities at inception. During the six months ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $10,301, resulting in a net debt discount of $24,699 at June 30, 2013.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2013

5. CONVERTIBLE PROMISSORY NOTES (Continued)

On April 5, 2013, the Company received an additional advance of $25,000 on the securities purchase agreement that was entered into on January 18, 2013, for the sale of a 10% convertible promissory note for the aggregate principal amount of $80,000., to be advanced in amounts at the lenders discretion. The total principle advances received on the notes as of June 30, 2013 was $35,000. The notes mature six (6) months from the effective date of each advance. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.40 per share b) fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date or c) the lowest effective price per share granted after the effective date. The fair value of the notes has been determined by using Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 71.48% to 274.85%, risk-free interest rate ranging from .01% to .10%, and an expected life of less than a year. The Company recorded debt discount of $35,000 related to the conversion feature of the notes, along with derivative liabilities at inception. During the six months ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $19,472, resulting in a net debt discount of $15,528 at June 30, 2013.

On May 1, 2013, the Company entered into a securities purchase agreement for the sale of a 8% convertible promissory note for the aggregate principal amount of $32,500. The notes mature on February 3, 2014. After one hundred and eighty days (180) the holder may convert into shares of common stock at a variable conversion price of 58% multiplied by the market price of the average lowest three (3) trading prices for the common stock during the ten (10) trading days prior to the conversion date. The fair value of the notes has been determined by using Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 112.61% to 182.26%, risk-free interest rate ranging from .11% to .15%, and an expected life of less than a year. The Company recorded a debt discount of $32,492 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $7,013, resulting in a net debt discount of $25,479 at June 30, 2013.

On May 13, 2013, the Company received in consideration upon execution of a note the sum of $25,000 on a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of $80,000, to be advanced in amounts at the lenders discretion. The note matured six (6) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.40 per share or fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 135.81% to 184.0%, risk-free interest rate ranging from .08% to .09%, and an expected life of less than a year. The Company recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $6,667, resulting in a net debt discount of $18,333 at June 30, 2013.

On June 5, 2013, the Company executed two convertible promissory notes in exchange for services rendered in the aggregate amount of $242,000. The Company entered into securities purchase agreements for the sale of 5% convertible promissory notes in the principal amount of $242,000, which are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.24 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 95.58% to 109.12%, risk-free interest rate ranging from .22% to .34%, and an expected life of two (2) years. The Company recorded a debt discount of $160,479 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $5,496, resulting in a net debt discount of $154,984 at June 30, 2013.

On June 21, 2013, the Company received in consideration upon execution of a note the sum of $25,000 on a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of $100,000, to be advanced in amounts at the lenders discretion. The note matures one (1) year from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.40 per share or fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 137.04% to 138.03.0%, risk-free interest rate ranging from .13% to .15%, and an expected life of one (1) year. The Company recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $614, resulting in a net debt discount of $24,386 at June 30, 2013.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2013

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

The change in derivative liability recognized in the financial statements as of June 30, 2013 was $244,117.

6.   SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following subsequent events:

On July 10, 2013, the Company entered into a stock purchase agreement and received funds in the amount of $100,000 to purchase 357,143 shares of common stock at a price of $0.028 per share.

On July 18, 2013, the Company entered into a stock purchase agreement and received funds in the amount of $42,000 to purchase 150,000 shares of common stock at a price of $0.028 per share.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth  in our annual report on Form 10-K filed with the SEC on February 26,2013, and in other reports filed by us with the SEC

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

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

Recently Issued Accounting Pronouncements

            Management reviewed accounting pronouncements issued during the six months ended June 30, 2013 and no pronouncements were adopted during the period.

Results of Operations – Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $(38,908) to $137,808 for the three months ended June 30, 2013, compared to $176,716 for the prior period ended June 30, 2012. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation expense of $(17,224), decrease in payroll tax expense of (16,212), decrease in travel of $(2,393), and an overall decrease of $(3,079) in G&A expenses.

Research and Development

Research and Development (“R&D”) expenses were $714 for the three months ended June 30, 2013, compared to $3,741 for the prior period ended June 30, 2012. R&D costs have decreased due to the Company shifting its focus to product marketing.

Other Income/(Expenses)

Other income and expenses increased by $102,888 to $102,883 for the three months ended June 30, 2013, compared to $(5) for the prior period ended June 30, 2012. The increase was the result of an increase in interest income of $(13), an increase on gain in settlement of debt of $(4,676), the change in fair value of the derivative instruments of $36,375, amortization of debt discount in the amount of $67,347, and an increase interest expense in the amount of $3,855. The increase is the result of the execution of convertible promissory notes.

Net Loss

Our loss increased by $(60,995) to $(243,455) for the three months ended June 30, 2013, compared to $(182,460) for the prior period ended June 30, 2012. The increase in net loss was due to an increase in non-cash change in fair value of derivative instruments, amortization of debt discount, gain on settlement of debt, and an overall decrease in operating expenses.  Currently the Company is in its development stage and had no revenues.

Results of Operations – Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $(131,954) to $320,774 for the six months ended June 30, 2013, compared to $452,728 for the prior period ended June 30, 2012. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation expense of $(104,376), decrease in payroll tax expense of (14,174), decrease in travel of $(10,668) and an overall decrease of $(2,736) in G&A expenses.

Research and Development

Research and Development (“R&D”) expenses were $2,029 for the six months ended June 30, 2013, compared to $37,735 for the prior period ended June 30, 2012. R&D costs have decreased due to the Company shifting its focus to product marketing.

Other Income/(Expenses)

Other income and expenses increased by $345,599 to $345,775 for the six months ended June 30, 2013, compared to $176 the prior period ended June 30, 2012. The increase was the result of an increase in interest income of $5, an increase on gain in settlement of debt of $4,676, the change in fair value of the derivative instruments of $244,117, amortization of debt discount in the amount of $100,474, and an increase interest expense in the amount of $5,689. The increase in other income and expenses was the result of the execution of convertible promissory notes.

Net Loss

Our loss increased by $(178,046) to $(672,679) for the six months ended June 30, 2013, compared to $(494,633) for the prior period ended June 30, 2012. The increase in net loss was due to an increase in non-cash change in fair value of derivative instruments, amortization of debt discount, gain on settlement of debt, and an overall decrease in operating expenses.  Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had a capital deficit of $(525,575) compared to working capital of $(190,013) for the year ended December 31, 2012. This increase in capital deficit of $(335,562) was due primarily to an increase in accounts payable, derivative liability, and convertible notes, with a decrease in accrued expenses

During the six months ended June 30, 2013, the cash used in operating activities was $(182,425) as compared to $(205,211) for the prior period ended June 30, 2012. The decrease of $(22,786) in the use of cash for operating activities was primarily due to an overall increase in net loss, prepaid expenses, non cash change in fair value derivative instruments, and debt discount, with a decrease in accounts payable, accrued expenses, and non cash stock compensation.

Cash used in investing activities for the six months ended June 30, 2013 was $(455), as compared to $(3,664) for the prior period ended June 30, 2012. The overall net change of $(3,209) in investing activities was primarily due to a decrease in patent expenditures, and no purchase of equipment for the current period compared to the prior period.

Cash provided from financing activities was $263,550 for the six months ended June 30, 2013, as compared to $230,615 for the prior period ended June 30, 2012. Our capital needs have primarily been met from the proceeds of equity financing and convertible debt, as we are currently in the development stage and have not generated any revenues since inception.

We do not have any material commitments for capital expenditures during the next twelve months.  Although proceeds from our financing activities are currently sufficient to fund our operating expenses through the next four months, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek additional financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

We believe that we have assets to ensure that we can function without liquidation over the next four months, due to our cash on hand, and our ability to raise money from our investor base.  Based on the aforesaid, we believe we have the ability to continue our operations for the next twelve months and will be able to realize assets and discharge liabilities in the normal course of our operations.

Our financial statements as of June 30, 2013 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through June 30, 2013. Our independent registered public accounting firm has issued their report dated February 25, 2013 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on February 26, 2013

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month ended June 30, 2013, the Company issued 392,788 shares of common stock associated with conversion of two securities purchase agreements for the aggregate principal amount of $75,000 in convertible notes, plus accrued interest of $3,000.

 The Company relied on an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on July 26, 2013.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)