Form 10-Q
period 2013-09-30
BioSolar Inc
filed 2013-10-25
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of shares of registrant’s common stock outstanding, as of October 24, 2013 was 8,464,709.

BIOSOLAR, INC.
INDEX

PART I   –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BIOSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$286,576	$42,942
Prepaid expenses	16,085	11,523

TOTAL CURRENT ASSETS	302,661	54,465

PROPERTY AND EQUIPMENT
Machinery and equipment	78,863	78,863
Computer	2,928	2,928
	81,791	81,791
Less accumulated depreciation	(40,945)	(34,793)

NET PROPERTY AND EQUIPMENT	40,846	46,998

OTHER ASSETS
Patents	47,098	41,290
Deposit	770	770

TOTAL OTHER ASSETS	47,868	42,060

TOTAL ASSETS	$391,375	$143,523

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,320	$9,253
Accrued expenses	25,836	180,594
Derivative liability	718,799	-
Convertible promissory notes less debt discount of $221,648	187,852	54,631

TOTAL CURRENT LIABILITIES	934,807	244,478

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value;
500,000,000 authorized common shares
8,464,709 and 6,434,413 shares issued and outstanding, respectively	846	644
Additional paid in capital	6,372,332	5,676,680
Deficit accumulated during the development stage	(6,916,610)	(5,778,279)

TOTAL SHAREHOLDERS' DEFICIT	(543,432)	(100,955)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$391,375	$143,523

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
					From Inception
					April 24, 2006
	Three Months Ended		Nine Months Ended		through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	173,868	175,258	494,642	627,987	5,395,905
Research and development	707	36,399	2,736	74,134	817,093
Depreciation and amortization	2,051	2,051	6,152	6,045	40,945

TOTAL OPERATING EXPENSES	176,626	213,708	503,530	708,166	6,253,943

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(176,626)	(213,708)	(503,530)	(708,166)	(6,253,943)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	46	5	66	19	87,328
Penalties	-	-	-	-	(180)
Loss on patent impairment	-	-	-	-	(107,704)
Gain on settlement of debt	2,090	-	6,765	-	6,765
Loss on change in derivative liability	(216,998)	-	(461,115)	-	(461,115)
Interest expense	(74,164)	(442)	(180,517)	(632)	(187,761)

TOTAL OTHER INCOME/(EXPENSES)	(289,026)	(437)	(634,801)	(613)	(662,667)

NET LOSS	$(465,652)	$(214,145)	$(1,138,331)	$(708,779)	$(6,916,610)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.03)	$(0.16)	$(0.12)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	8,043,574	6,284,908	7,232,969	6,151,345

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDER'S DEFICIT
						Deficit
						Accumulated
					Additional	during the
	Preferred Stock		Common Stock		Paid-in	Development Stage
	Shares	Amount	Shares	Amount	Capital		Total
Balance at December 31, 2012 (Audited)	-	$-	6,434,413	$644	$5,676,680	$(5,778,279)	$(100,955)

Issuance of common shares for cash at a price of $0.22 and $0.28 per share	-	-	1,530,631	153	398,138	-	398,291

Issuance of common shares for converted promissory notes	-	-	499,665	49	213,070	-	213,119

Adjustment of beneficial conversion feature	-	-	-	-	(20,369)	-	(20,369)

Stock compensation cost	-	-	-	-	104,813	-	104,813

Net loss for the nine months ended September 30,2013	-	-	-	-	-	(1,138,331)	(1,138,331)

Balance at September 30, 2013	-	$-	8,464,709	$846	$6,372,332	$(6,916,610)	$(543,432)

BIOSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			April 24, 2006
	Nine Months Ended		through
	September 30, 2013	September 30, 2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,138,331)	$(708,779)	$(6,916,610)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization expense	6,152	6,045	40,945
Issuance of stock for services	-	-	325,260
Stock compensation cost	104,813	226,924	812,890
Beneficial conversion feature	(4,584)	-	-
Loss on patent impairment	-	-	107,704
Loss on change in derivative liability	461,115	-	461,115
Gain on settlement of debt	(6,765)	-	(6,765)
Debt discount recognized as interest expense	171,817	-	171,817
Common stock issued for interest payable	3,687	-	3,687
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(4,562)	16,686	(16,085)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable	(6,933)	32,769	2,320
Accrued expenses	87,242	154,399	267,836

NET CASH USED IN OPERATING ACTIVITIES	(326,349)	(271,956)	(4,746,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,583)	(81,791)
Patent expenditures	(5,808)	(1,081)	(154,802)

NET CASH USED IN INVESTING ACTIVITIES	(5,808)	(3,664)	(236,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	177,500	-	252,500
Proceeds from common stock subcription payable	-	-	203,000
Proceeds from issuance of common stock, net of issuance cost	398,291	255,365	4,814,325

NET CASH PROVIDED IN FINANCING ACTIVITIES	575,791	255,365	5,269,825

NET INCREASE/(DECREASE) IN CASH	243,634	(20,255)	286,576

CASH, BEGINNING OF PERIOD	42,942	52,422	-

CASH, END OF PERIOD	$286,576	$32,167	$286,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$442	$1,262
Taxes paid	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$-	$-	$5,867

During the nine months ended September 30, 2013, the Company entered into securities purchase agreements in the amount of $242,000 to purchase common stock in exchange for accrued salaries. The accrued salaries were reclassified as convertible promissory notes during the period. Also, the Company converted an aggregate of $85,000 convertible promissory notes, including accrued interest in the amount of $3,687, for 499,665 shares of common stock. During the nine months ended September 30, 2012, the Company issued
332,602 shares of common stock for warrants through a cashless exercise. Also, the Company issued 18,812 shares of common stock for a subscription receivable, of which 17,577 was unsubscribed.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2013

1.     Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds through the issuance and sale of its securities to its shareholders since its inception. It is management's plan to generate additional working capital from the issuance and sale of its securities to enable to the Company to pursue its business plan and purposes.

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

Loss per Share Calculations
Loss per Share calculates basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2013 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2013, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  September 30, 2013:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$718,799	$-	$-	$718,799
Convertible Promissory Notes, net of discount	187,852	-	-	187,852
Total liabilities measured at fair value	$906,651	$-	$-	$906,651

        Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the period ended September 30, 2013, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

On July 10, 2013, the Company filed an amendment to its Articles of Incorporation to increase its authorized common and preferred stock. As of September 30, 2013, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with a par value of $0.0001, and 10,000,000 preferred stock, with a par value of $0.0001.

During the nine months ended September 30, 2013, the Company issued 504,773 shares of common stock at a price of $0.22 per share for cash of $111,050; issued 1,025,858 shares of common stock at a price of $0.28 per share for cash of $287,241. Also, the Company issued 499,665 shares of common stock at prices ranging from $0.10 to $0.39, for conversion of $85,000 in convertible promissory notes, including $3,687 for accrued interest payable.

4.      STOCK OPTIONS AND WARRANTS

On March 1, 2013, the Board of Directors of the Company granted non-qualified stock options to purchase 600,000 shares of common stock of the Company to its employees, directors and consultants. The stock options vest at various times, and are exercisable for a period of five years from the date of grant at an exercise price of $0.40 per share, the market value of the Company’s common stock on the date of grant.

Risk free interest rate	0.75%
Stock volatility factor	82%
Weighted average expected option life	5 years
Expected dividend yield	None

4.      STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	September 30, 2013		2007
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	236,667	$4.05	1,740,000	$0.255
Granted	600,000	0.40	-	-
Exercised	-	-	(50,000)	-
Expired	-	-	-	-
Outstanding, end of period	836,667	$1.43	1,690,000	$0.255
Exercisable at the end of period	499,167	$2.13	1,650,425	$0.260
Weighted average fair value of
options granted during the period		$0.40		$0.500

The weighted average remaining contractual life of options outstanding as of September 30, 2013 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.05	236,667	236,667	2.48
$0.40	600,000	262,500	4.42
	836,667	499,167

The stock-based compensation expense recognized in the statement of operations during the three months ended September 30, 2013, related to the granting of these options is $104,813.

Warrants
During the nine months ended September 30, 2013, the Company granted no warrants. As of September 30, 2013, 245,000 warrants are outstanding.

5. CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2012, the Company entered into two securities purchase agreements  each providing for the sale by the Company of 8% unsecured Convertible Notes in the principal amounts of $42,500, and $32,500 for an aggregate total of $75,000. The notes matured on July 5, 2013, and August 14, 2013. After one hundred and eighty days (180) the holder converted both notes with an aggregate principal amount of $75,000, plus accrued interest of $3,000 on various dates during the period ended September 30, 2013 into 392,788 shares of common stock at prices ranging from $0.13 to $0.39 per share. The notes were measured at fair value using the Black-Scholes pricing model, and the Company recognized a gain on conversion of $4,676. The Company recorded debt discount of $55,493 related to the conversion feature of the notes, along with derivative liabilities at inception. During the nine months ended September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $55,493, resulting in a net debt discount of $0 at September 30, 2013.

On January 18, 2013, the Company entered into a securities purchase agreement for the sale of 10% convertible promissory note for the aggregate principal amount of $80,000, to be advanced in amounts at the lender’s discretion.  Upon execution of the securities purchase agreement, the Company received an advance of $10,000.  On April 16, 2013, the Company received an additional advance of $25,000. The total advances received as of September 30, 2013 was $35,000, of which $10,000 in principal, and $687 in accrued interest was converted into 106,577 shares of common stock on September 29, 2013. During July 2013, the Company extended the maturity date of the note from six (6) months to eighteen (18) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.40 per share b) fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date, or c) the lowest effective price per share granted after the effective date. The fair value of the notes has been determined by using Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 71.48% to 274.85%, risk-free interest rate ranging from .01% to .10%, and an expected life of more than a year. The Company recorded debt discount of $35,000 related to the conversion feature of the notes, along with derivative liabilities at inception. During the nine months ended September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $22,831, resulting in a net debt discount of $12,169 at September 30, 2013.

5. CONVERTIBLE PROMISSORY NOTES (Continued)

On March 1, 2013, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. The total advance received on the note as of September 30, 2013 was $10,000. The note matures one (1) year from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.20 per share or fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. The fair value of the note has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 65.07% to 168.03%, risk-free interest rate ranging from .04% to .16%, and an expected life of a year. The Company recorded debt discount of $10,000 related to the conversion feature of the note, along with derivative liability at inception. During the nine months ended September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $5,836, resulting in a net debt discount of $4,164 at September 30, 2013.

On March 20, 2013, the Company entered into a securities purchase agreement, providing for the sale by the Company a 10% unsecured Convertible Note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. The total advance received on the note as of September 30, 2013 was $25,000. The note matures one (1) year from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.20 per share or fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. The fair value of the note has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 88.93% to 165.50%, risk-free interest rate ranging from .04% to .16%, and an expected life of a year. The Company recorded debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $13,288, resulting in a net debt discount of $11,712 at September 30, 2013.

On May 1, 2013, the Company entered into a securities purchase agreement for the sale of an 8% convertible promissory note for the aggregate principal amount of $32,500. The note matures on February 3, 2014. After one hundred and eighty days (180) the holder may convert into shares of common stock at a variable conversion price of 58% multiplied by the market price of the average lowest three (3) trading prices for the common stock during the ten (10) trading days prior to the conversion date. The fair value of the note has been determined by using Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 112.61% to 182.26%, risk-free interest rate ranging from .10% to .15%, and an expected life of less than a year. The Company recorded a debt discount of $32,492 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $17,765, resulting in a net debt discount of $14,727 at September 30, 2013.

On May 13, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $80,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $25,000.  The note matures six (6) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.40 per share or fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 98.91% to 184.0%, risk-free interest rate ranging from .02% to .09%, and an expected life of less than a year. The Company recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $19,444, resulting in a net debt discount of $5,556 at September 30, 2013.

On June 5, 2013, the Company issued two 5% convertible promissory notes in exchange for services rendered in the aggregate amount of $242,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.24 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 95.58% to 117.40%, risk-free interest rate ranging from .22% to .34%, and an expected life of two (2) years. The Company recorded a debt discount of $160,479 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $25,721, resulting in a net debt discount of $134,758 at September 30, 2013.

5. CONVERTIBLE PROMISSORY NOTES (Continued)

On June 21, 2013, the Company entered into a securities purchase agreement] for the sale of a 10% convertible promissory note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $25,000.  On July 26, 2013, the Company received an additional advance of $25,000. The total advances received on the note as of September 30, 2013 was $50,000. The note matures one (1) year from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.40 per share or fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 137.04% to 159.84%, risk-free interest rate ranging from .11% to .15%, and an expected life of one (1) year. The Company recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $11,438, resulting in a net debt discount of $38,562 at September 30, 2013.

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

The derivative liability recognized in the financial statements as of September 30, 2013 was $718,799.

6. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported no subsequent events.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in  this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements contained herein after the date of this report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth  in our annual report on Form 10-K filed with the SEC on February 26,2013, and in other reports filed by us with the SEC

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

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

Recently Issued Accounting Pronouncements

            Management reviewed accounting pronouncements issued during the nine months ended September 30, 2013 and no pronouncements were adopted during the period.

Results of Operations – Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $1,390 to $173,868 for the three months ended September 30, 2013, compared to $175,258 for the prior period ended September 30, 2012. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation expense of $17,735, an increase in license fees of $2,514, delivery expense of $3,976, professional fees of $9,263 and an overall increase of $592 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses were $707 for the three months ended September 30, 2013, compared to $36,399 for the prior period ended September 30, 2012. R&D costs have decreased due to the Company shifting its focus to product marketing.

Other Income/(Expenses)

Other income and (expenses) increased by $288,589 to $289,026 for the three months ended September 30, 2013, compared to $437 for the prior period ended September 30, 2012. The increase was the result of an increase in interest income of $40, an increase on gain in settlement of debt of $2,090, the change in fair value of the derivative instruments of $216,998, amortization of debt discount in the amount of $66,758, and an increase in interest expense in the amount of $6,963. The increase in other income and (expenses) was due to the Company entering into debt financing with convertible promissory notes.

Net Loss

Our loss increased by $251,507 to $465,652 for the three months ended September 30, 2013, compared to $214,145 for the prior period ended September 30, 2012. The increase in net loss was due to an increase in other income and (expenses), and an overall decrease in operating expenses.  Currently the Company is in its development stage and has no revenues.

Results of Operations – Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

OPERATING EXPENSES

General and Administrative Expenses

G&A expenses decreased by $133,345 to $494,642 for the nine months ended September 30, 2013, compared to $627,987 for the prior period ended September 30, 2012. This decrease in G&A expenses was the result of an increase in professional fees of $11,448, with a decrease in non-cash stock compensation expense of $122,111, payroll tax expense of $13,696, travel expenses of $10,774 and an overall increase of $1,788 in other G&A expenses.

Research and Development

R&D expenses were $2,736 for the nine months ended September 30, 2013, compared to $74,134 for the prior period ended September 30, 2012. R&D costs have decreased due to the Company shifting its focus to product marketing.

Other Income/(Expenses)

Other income and (expenses) increased by $634,188 to $634,801 for the nine months ended September 30, 2013, compared to $613 the prior period ended September 30, 2012. The increase was the result of an increase in interest income of $46, an increase on gain in settlement of debt of $6,766, the change in fair value of derivative instruments of $461,115, amortization of debt discount in the amount of $167,232, and an increase in interest expense in the amount of $12,653. The increase in other income and (expenses) was due to the Company entering into debt financing with convertible promissory notes.

Net Loss

Our loss increased by $429,552 to $1,138,331 for the nine months ended September 30, 2013, compared to $708,779 for the prior period ended September 30, 2012. The increase in net loss was due to an increase in other income and (expenses), and an overall decrease in operating expenses.  Currently the Company is in its development stage and has no revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had a capital deficit of $632,146 compared to working capital of $190,013 for the year ended December 31, 2012. This increase in capital deficit of $442,133 was due primarily to an increase in cash, prepaid expenses, derivative liability, and convertible notes issued by the Company, with a decrease in accounts payable and accrued expenses

During the nine months ended September 30, 2013, the cash used in operating activities was $326,349 as compared to $271,956 for the prior period ended September 30, 2012. The increase of $54,393 in the use of cash for operating activities was primarily due to an overall increase in net loss due to the non-cash cost associated with debt financing transactions consummated by the Company, and an increase in prepaid expenses, with a decrease in accounts payable, accrued expenses, and non cash stock compensation.

Cash used in investing activities for the nine months ended September 30, 2013 was $5,808, as compared to $3,664 for the prior period ended September 30, 2012. The overall net change of $2,144 in investing activities was primarily due to an increase in patent expenditures, and no purchase of equipment for the current period compared to the prior period.

Cash provided from financing activities was $575,791 for the nine months ended September 30, 2013, as compared to $255,365 for the prior period ended September 30, 2012. Our capital needs have primarily been met from the proceeds of equity financing and convertible debt, as we are currently in the development stage and have not generated any revenues since inception.

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

We believe that we have assets to ensure that we can continue to operate without liquidation over the next four months, due to our cash on hand, and our ability to raise money from our investor base.  Based on the aforesaid, we believe we have the ability to continue our operations for the next twelve months and will be able to realize assets and discharge liabilities in the normal course of our operations.

Our financial statements as of September 30, 2013 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated February 25, 2013 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells.  We plan to develop our products and thereafter focus our efforts on establishing markets in related sectors by the end of 2013.

Our plan of operation within the next nine months is to utilize our cash balances to fully commercialize our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules. In addition, we intend to further enhance test programs to determine the physical properties and characteristics that will be most suitable for the further development of biobased solar module components, and build solar panels, as we attempt to validate the commercial viability of our product. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2014, based upon its current operating plan and condition. We expect increased expenses during the first half of 2014 as we ramp up sales and marketing efforts associated with gradual production volume increase.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to scale back our operations, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on February 26, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2013, the Company issued 106,877 shares of common stock upon conversion of principal of $10,000, plus accrued interest of $687 of a convertible note in the aggregate principal amount of $35,000. Also, the Company issued 1,025,858 shares of common stock at a price of $0.28 per share for cash in the amount of $287,241.

 The Company relied on an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment filed with the Secretary of State July 10, 2013

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.2	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on October 25, 2013.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)