Form 10-K
period 2013-12-31
BioSolar Inc
filed 2014-03-24
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54819

BIOSOLAR, INC.
(Name of registrant in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-4754291 (I.R.S. Employer Identification No.)

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

            Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

            Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,”  and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 28, 2013,  was approximately $3,138,228.

The number of shares of registrant’s common stock outstanding, as of March 21, 2014 was 10,187,280

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

3

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

We are focusing our research and product development efforts on bio-based back sheets, substrates, superstrates, module and panel components.

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

Research and Development

We develop and produce robust bio-based components that meet the stringent thermal and durability requirements of current solar module manufacturing processes. We intend to further develop bio-based materials to be used directly in conventional manufacturing systems, such as injection molding and thin-film roll-to-roll, to create superstrate layer, substrate layer, back sheet as well as module components.

One issue with the use of bio-based materials in solar panels is that most bio-based materials have much lower melting temperature and fragile molecular structure than those of conventional petroleum based plastic materials.   Our strategy is to identify those bio-based materials that are inherently durable, then apply proprietary material processes to enhance the desirable characteristics of these bio-based materials – turning them into robust and durable materials to be used as solar panel components.  Based on long term environmental testing performed by the Company, we believe our latest BioBacksheet is more durable than conventional petroleum based back sheets in the market today.

We have developed multiple versions of our bio-based back sheet to date, and the latest version of the mono-layer BioBacksheet has successfully obtained Underwriters Laboratories’ (UL) material certification in February 2011.   This version of BioSolar Backsheet (BioBacksheetTM) is designed for conventional c-Si solar modules, which currently represents over 75 percent of solar modules produced in the world, as well as for certain thin film solar modules.  The relative thermal index (RTI) rating of 130 degree C by UL was issued during the 3nd quarter of 2012, and a number of solar panel manufacturers have been able to obtain certifications on their panels incorporating BioBacksheet for UL/IEC, a required step before considering mass production.  These back sheets are available in rolls of film for direct use in lamination and roll-to-roll assembly systems. We project that BioBacksheet can be manufactured at significantly lower cost than those of traditional backsheets.

  We currently use Nylon 11, which is derived from castor oil in the development of our technology. Our current supplier of this product is Arkema, Inc. We do not currently have an agreement with Arkema for the supply of Nylon 11 and there is currently no other known supplier of Nylon 11. If we are unable to obtain Nylon 11 for our products, we will seek alternative options which may include similar bio-based materials such as Nylon 1010  or Nylon 12 for which there are many known suppliers.

We have an ongoing test program to determine the physical properties and characteristics that will be most suitable for commercially available solar cell devices, and build prototype solar panels, as we attempt to validate the commercial viability of this product in various forms.

Marketing Strategy

We are currently marketing our bio-based solar module components directly to photovoltaic module manufacturers as well as through manufacturer’s reps.  Our marketing strategy includes working with various manufacturing partners in geographical target markets representing photovoltaic module manufacturers.  We believe this is the most effective way of introducing our products to the market at this time.  As the manufacturing volume increases in the future, however, we plan to undertake advertising and promotion efforts. These efforts will be outsourced and will require the services of advertising and public relations firms. We have tentatively chosen a firm whom we believe is capable of assisting us with comprehensive advertising and promotion plans, but have not yet finalized the potential costs of our marketing strategy.

Backlog of Orders

We do not have any backlog of orders.

We received an order from a specialty PV manufacturer during 2013 which has been fulfilled, and expect to receive additional orders during 2014.

Government Contracts

We do not have any government contracts at this time.

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

Manufacturing and Distribution

We currently do not have any mechanism for the manufacture and distribution of our BioBacksheetTM, nor do we have adequate financing to undertake these efforts on our own. We will be outsourcing manufacturing and distribution efforts to contract manufacturing and distributions firms.

Intellectual Property

On October 22, 2008, we filed a patent to protect the intellectual property rights for “Phovoltaic Laminated Module Backsheet, Films and Coatings for Use in Module Backsheet, and Processes for Making the Same”, application number 12/256,176.  The inventors listed on the patent application are Stanley Levy, our Chief Technology Officer, and Josh Cottrell.  The company is listed as the assignee.

On May 19, 2011, we filed a patent to protect the intellectual property rights for “Photovoltaic Module Backsheet, Materials for Use in Module Backsheet and Process for Making the Same”, application number 13/093,549.  The inventor listed on the patent application is Stanley Levy, our Chief Technology Officer.  The company is listed as assignee

The patent originally filed on October 22, 2008 has been abandoned.  The patent filed on May 19, 2011 is currently pending.

We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property.

Competition

While there are a number of companies manufacturing back sheet and other plastic components for PV devices, such as Madico, Inc, we do not know of any employing the use of bio-based components.

Technology Development Partners

To assist us in the development of our technology, we intend to seek out and enter into technology development agreements with other entities with PV and bio-based materials expertise.

EMPLOYEES

As of March 21, 2014 we had two (2) full time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.       RISK FACTORS

WE HAVE A LIMITED HISTORY OF LOSSES AND HAVE NEVER REALIZED REVENUES TO DATE.

Since inception, we have incurred losses and have negative cash flows from operations and have not realized significant revenues. From inception (April 24, 2006) through December 31, 2013, we incurred a net loss of $6,978,855. These factors, among others discussed in Note 1 to the financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

WE ARE A DEVELOPMENT STAGE COMPANY AND MAY BE UNABLE TO MANAGE OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY IF WE ARE ABLE TO LAUNCH OUR PRODUCT AND SERVICE OFFERINGS.

We are a development stage company that was formed on April 24, 2006 and may not be able to launch our product and service offerings or implement the other features of our business strategy at the rate or to the extent presently planned. If we are able to launch our product and service offerings, our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES.

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

We do not maintain theft or casualty insurance and we have modest liability and property insurance coverage. We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured or insured loss or liability could have a material adverse effect on our results of operations.

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

THE LOSS OF STRATEGIC RELATIONSHIPS USED IN THE DEVELOPMENT OF OUR PRODUCTS AND TECHNOLOGY COULD IMPEDE OUR ABILITY TO COMPLETE OUR PRODUCT.

We may rely on strategic relationships with technology development partners to provide personnel, and expertise in the research and development of our technology and manufacturing process underlying our thin film PV product. A loss of these relationships for any reason could cause us to experience difficulties in completing the development of our product and implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

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

While there are a number of companies manufacturing components for PV devices, we do not know of any employing the use of bio-based materials. We may face competition from these companies as they may expand or combine with other combines to extend their product offering to incorporate bio-based materials. In addition, other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their PV components to address the needs of our prospective customers.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 26.6% of the outstanding shares of our common stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

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

Securities traded on the Over-The-Counter Bulletin Board must be registered with the Securities and Exchange Commission and the issuer must be current with its filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

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

ITEM 2.       PROPERTIES.

Our headquarters are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387. We lease our facility under a month to month lease without an expiration date. Our monthly lease payment is $534. The size of our office is 144 square feet.

ITEM 3.       LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4.       MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.       MARKET FOR COMMON EQUITY,RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

On February 22, 2007, our common stock became eligible for quotation on the OTC Bulletin Board under the symbol "BSRC."

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These high and low bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2013		Fiscal 2012
Quarter Ended	High	Low	High	Low
March 31	$0.99	$0.305	$1.75	$0.60
June 30	$0.99	$0.20	$1.25	$0.61
September 30	$0.60	$0.24	$1.25	$0.70
December 31	$0.57	$0.05	$1.10	$0.38

Common Stock

As of March 21, 2014, our common stock was held by 91 stockholders of record and we had 10,187,280 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

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

Transfer Agent

The Company's registrar and transfer agent is Computershare Trust Company N.A., P.O. Box 43070, Providence, RI 02940-3070.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2013.

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

Unregistered Sales of Equity Securities

During the three months ended December 31, 2013, the Company issued 576,572 shares of common stock upon conversion of three convertible notes for principal of $62,500, plus accrued interest of $2,809.

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased by $142,866 to $653,903 for the year ended December 31, 2013, compared to $796,769 for the prior year ended December 31, 2012. This decrease in G&A expenses was the result of an increase in professional fees of $12,792, with a decrease in non-cash compensation expense in the amount of $139,835, payroll tax expense in the amount of $13,012, and overall G&A expenses of $2,811.

RESEARCH AND DEVELOPMENT

    Research and Development ("R&D") costs decreased by $50,574 to $27,953 for the year ended December 31, 2013 compared to $78,527 for the prior year ended December 31, 2012. This decrease in R&D costs was the result of a decrease in materials and outside services by corporations for testing our product. The Company’s focus has been to market its product.

OTHER INCOME/(EXPENSES)

    Other income and (expenses) increased by $396,358 to $510,517 for the year ended December 31, 2013, compared to $114,159 the prior year ended December 31, 2012. The increase was the result of an increase in interest income of $72, an increase in loss on change in fair value of derivative instruments of $188,261, amortization of debt discount in the amount of $298,274, and an increase in interest expense in the amount of $17,599, with a decrease in loss impairment on patents in the amount of $107,704. The increase in other income and (expenses) was due to the Company entering into debt financing with convertible promissory notes.

NET LOSS

         Net loss increased by $203,066, to $1,200,576 for the year ended December 31, 2013, compared to $997,510 for the prior year ended December 31, 2012.  The increase in net loss was due to an increase in other income and expenses, with a decrease in G&A expenses, and R&D cost.  Currently the Company is in its development stage and has no revenues.

LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 2013, we had $439,402 in working capital deficit as compared to $190,013 for the prior year ended December 31, 2012. The increase of $249,389 in working capital deficit was due primarily to increase in cash, convertible debt, and derivative liability with a decrease in prepaid expenses, accounts payable, and accrued expenses.

    During the year ended December 31, 2013, the Company used $454,575 of cash for operating activities, as compared to $411,736 for the prior year ended December 31, 2012. The increase of $42,839 in the use of cash for operating activities was a result of an increase in net loss, non-cash stock compensation cost, non-cash depreciation, and non-cash accounts associated with derivative financing, with a decrease in accounts payable, accrued expenses, loss on intangible impairment, and beneficial conversion feature. The Company is focused on development of its Photovoltaic solar cells technology.

            Cash used by investing activities was $5,808 for the year ended December 31, 2013 as compared to $10,609 for the prior year ended December 31, 2012. The decrease in cash used by investing activities in the amount of $4,801 for the year ended December 31, 2012 was due to a decrease of $2,582 in the purchase of tangible assets, and a decrease of $2,219 in the purchase of intangible assets.

            Cash provided from financing activities during the year ended December 31, 2013 was $575,791 as compared to $412,865 for the prior year ended December 31, 2012. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and have no revenues.

    Our financial statements as of December 31, 2013 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through December 31, 2013. Our independent registered public accounting firm has issued their report dated March 24, 2014 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells.  We plan to develop our products and thereafter focus our efforts on establishing markets in related sectors by 2013.

Our plan of operation within the next six months is to utilize our cash balances to fully commercialize our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules. In addition, we intend to further enhance test programs to determine the physical properties and characteristics that will be most suitable for the further development of biobased solar module components, and build solar panels, as we attempt to validate the commercial viability of our product. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2014, based upon its current operating plan and condition. We expect increased expenses during second half of 2014 as we ramp up sales and marketing efforts associated with gradual production volume increase.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 31, 2013, the Company dismissed HJ Associates & Consultants, L.L.P. (“HJ”) as the Company’s independent registered public accounting firm which dismissal was approved by the Company’s Board of Directors on October 31, 2013.

During the fiscal year ended December 31, 2012 and December 31, 2011, HJ’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except for the inclusion of explanatory paragraphs expressing substantial doubt about the Company's ability to continue as a going concern.

During the fiscal year ended December 31, 2012 and December 31, 2011 and the subsequent interim period through October 31, 2013, (i) there were no disagreements between the Company and HJ on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of HJ, would have caused HJ to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements; and (ii) there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

On October 31, 2013, the Company’s Board of Directors approved the engagement of Liggett, Vogt & Webb P.A. (“LVW”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2013.

During the years ended December 31, 2012 and December 31, 2011 and the subsequent interim period through October 31, 2013, the date of engagement of LVW, the Company did not consult with LVW regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report by Liggett, Vogt & Webb P.A., our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	54	Chief Executive Officer, Acting Chief Financial Officer and Director
Stanley Levy	74	Vice President and Chief Technology Officer
Steven C. Bartling	51	Director
Dennis LePon	67	Director

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

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

David Lee - Chief Executive Officer and Acting Chief Financial Officer and Director of the Company since inception (April 24, 2006). Dr. Lee has over 20 years of engineering, marketing, sales, and corporate management experience in the areas of military and consumer communication systems, automotive electronics, software development and consulting.  From 2004 to 2006, he was with Ramsey-Shilling Co. in the business of Commercial Real Estate Investment and Brokerage.  From 2000 to 2004, he served as Chief Operating Officer for Applied Reasoning, Inc., a Delaware company engaged in the business of Internet Software Development. From 1994 to 2000, he served as Vice Present and General Manager for RF-Link Technology, Inc., a California company engaged in the business of Wireless Technology Development and Manufacturing. Dr. Lee received a Ph.D. in Electrical Engineering from Purdue University in 1989, a Master of Science in Electrical Engineering from University of Michigan in 1986 and a Bachelor of Science in Electrical Engineering from the University of Texas at Austin in 1984. The Board of Directors has concluded that Dr. Lee is qualified to serve as a director of the Company because of his diverse experience in technology, marketing, and executive management.

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

Steven C. Bartling – Director since May 11, 2006: Steven C. Bartling has over 30 years of engineering and corporate management experience in the areas of ultra high performance digital CMOS (Complementary Metal Oxide Semiconductor) circuit design, high performance microprocessor architecture/design, systems on a chip, packaging, and testing. From 2002 to the present, Mr. Bartling has been employed by Texas Instruments, Inc. in advanced research and development activities for various TI internal businesses and is currently serving as MCU Technology Development Manager for TI's Micro-Controller Division. From 2001 to 2002, he served as Director of Custom Design for Celerence, an Oregon company engaged in the business of Optical Communication Networking. Mr. Bartling received a Master of Science in Electrical Engineering from Georgia Institute of Technology in 1987 and a Bachelor of Science in Electrical Engineering from the University of Texas at Austin in 1985.  We concluded that Mr. Bartling’s wealth of technical and business experience he gained through his successful technical and corporate management career made him qualified to serve on the Board of Directors.  Mr. Bartling does not currently hold any other directorship. The Board of Directors has concluded that Mr. Bartling is qualified to serve as a director of the Company because of his extensive experience in technology and business development.

Dennis LePon – Director since May 11, 2006: Dennis LePon has over 35 years of financial, managerial, and business experience working for a bank, real estate finance companies, as well as a start up high tech company. From 1992 to the present, Mr. LePon has served as Chief Financial officer of Catalyst Resource Group, Inc., a real estate finance and consulting firm offering specialized financing for healthcare, C-Store, gasoline station and other varied commercial properties nationwide.  From 2002 to 2004, he served as Chief Financial Officer for FoodMarket Place.com, a California company engaged in the business of Web Based marketing for food and restaurant industry partnered with Hewlett Packard. Mr. LePon received a Bachelor of Arts from California State University at Northridge in 1969 and a Master of Business Administration from the University of Southern California in 1977.  We concluded that Mr. LePon’s strong financial and business experience he gained throughout his successful financial and corporate management career made him qualified to serve on the Board of Directors.  Mr. LePon does not currently hold any other directorship. The Board of Directors has concluded that Mr. LePon is qualified to serve as a director of the Company because of his extensive experience in corporate and finance management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2013 all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for o the named exertive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee - CEO and	2013	$144,000							$144,000
Acting CFO	2012	$144,000	0	0	0	0	0	0	$144,000

Stanley Levy – CTO	2013	$132,000							$132,000
	2012	$132,000	0	0	0	0	0	0	$132,000

       During the year ended December 31, 2013, the Chief Technology Officer was paid compensation in cash for a total of $81,000, and Chief Executive Officer were paid compensation in cash for a total of $87,000. On June 5, 2013, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Technology Officer ($114,000) and Chief Executive Officer ($128,000) in the aggregate amount of $242,000, which covered partial payment of $55,000 to Chief Technology Officer and $68,000 to Chief Executive Officer for 2012 and $59,000 to Chief Technology Officer and $60,000 to Chief Executive Officer in 2013. Also, at year end the Company accrued compensation of $17,000 due to Chief Technology Officer and $19,000 to Chief Executive officer in an aggregate amount of $36,000.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 21,  2014, the number of and percent of our common stock beneficially owned by:

·	all directors and nominees, naming them,

·	our executive officers,

·	our directors and executive officers as a group, without naming them, and

·	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 21, 2014 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 21, 2014 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Biosolar, Inc.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Total (1)
Common Stock	David Lee	2,561,984	(2)	22.9%
Common Stock	Stanley Levy	1,048,876	(3)	9.8%
Common Stock	Steven C. Bartling	211,001	(4)	2.1%
Common Stock	Dennis LePon	75,001	(5)	*
Common Stock	All Executive Officers and Directors as a Group (4 persons )	3,896,862		34,.3%
Common Stock	Ed and Esther Bouryng 1145 Bellview Rd McLean, VA 22102	621,279(6)		6.10%

*Less than one percent.

(1) Based upon 10,187,280 shares issued and outstanding as of March, 21, 2014.
(2) Includes 408,333 shares that may be issued upon conversion of a convertible promissory note in the principal amount of $98,000 which is convertible at the lesser of (a) $.24 or (b) the closing price per share on the trading day immediately preceding the date of conversion. Also includes 125,000 shares underlying options to purchase shares of common stock of the Company at an exercise price of $.40
(3) Includes 370,833 shares that may be issued upon conversion of a convertible promissory note in the principal amount of $89,000 which is convertible at the lesser of (a) $.24 or (b) the closing price per share on the trading day immediately preceding the date of conversion. Also includes (a) 83,334 shares underlying options to purchase shares of common stock of the Company at an exercise price of $4.05, and (b) 112,500 shares underlying options to purchase shares of common stock of the Company at an exercise price of $.40.
(4) Includes  (a)16,667 shares underlying options to purchase shares of common stock of the Company at an exercise price of $4.05, and (b) 25,000 shares underlying options to purchase shares of common stock of the Company at an exercise price of $.40.
(5) Includes (a)16,667 shares underlying options to purchase shares of common stock of the Company at an exercise price of $4.05, and (b) 25,000 shares underlying options to purchase shares of common stock of the Company at an exercise price of $.40.
(6) Does not include 75,000 shares underlying warrant to purchase shares of common stock of the Company at an exercise price of $1.80 and 100,000 shares underlying warrants to purchase shares of common stock of the Company at an exercise price of $.55, which warrants contain ownership blocker of 4.99%.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no material related party transactions which we entered into from inception (April 24, 2006) to December 31, 2013.

Director Independence

Steven C. Bartling is independent as the term "independent" is defined under the NASDAQ Marketplace Rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

          The aggregate fees billable to us by Liggett, Vogt & Webb P.A. during 2013 for the audit of our annual financial statements for the fiscal year totaled approximately $12,000. The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2012 for the audit of our annual financial statements for the fiscal year totaled approximately $22,100.

Audit-Related Fees

We did not incur assurance and audit-related fees during 2013 and 2012, to Liggett, Vogt & Webb P.A. nor HJ Associates & Consultants, LLP in connection with the audit of our financial statements from April 24, 2006 (Inception) through December 31, 2013 for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2013 and December 31, 2012, respectively.

All Other Fees

There were no fees billed to us by Liggett, Vogt & Webb P.A.  nor HJ Associates & Consultants, LLP for services rendered to us during the last two fiscal years, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

As of the date of this filing, our current policy is to not engage Liggett, Vogt & Webb P.A. to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage Liggett, Vogt & Webb P.A. to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

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

14.1	Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-K filed with the SEC on March 25, 2008)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 24, 2014.
.
BioSolar, Inc.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/S/ DAVID LEE	CHIEF EXECUTIVE OFFICER	March 24, 2014
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND
FINANCIAL OFFICER) AND
	CHAIRMAN OF THE BOARD	March 24, 2014

/s/ STEVEN C. BARTLING	DIRECTOR
STEVEN C. BARTLING		March 24, 2014

/S/ DENNIS LEPON	DIRECTOR
DENNIS LEPON		March 24, 2014

INDEX TO FINANCIAL STATEMENTS

BIOSOLAR, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
BioSolar, Inc.
(A Development Stage Company)
Santa Clarita, California

We have audited the accompanying balance sheet of BioSolar. Inc. (“the Company”) as of December 31, 2013, and the related statements of operations, shareholders’ deficit, and cash flows for the year then ended.  We have also audited the amounts presented for the period January 1, 2013 to December 31, 2013, included in the statements of shareholders’ deficit and in the total amounts presented in the statements of operations and cash flows for the period from April 24, 2006 (“date of inception”) through December 31, 2013.  We did not audit the period April 24, 2006 (“date of inception”) through December 31, 2012. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for that period is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSolar, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended and in the total for the period from April 24, 2006 (date of inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett, Vogt & Webb, P.A.
Liggett, Vogt & Webb, P.A.

March 24, 2014
New York, New York

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

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
February 25, 2013

BIOSOLAR, INC. (A Development Stage Company) BALANCE SHEETS
	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$158,350	$42,942
Prepaid expenses	8,303	11,523

TOTAL CURRENT ASSETS	166,653	54,465

PROPERTY AND EQUIPMENT
Machinery and equipment	81,791	81,791
Less accumulated depreciation	(42,996)	(34,793)

NET PROPERTY AND EQUIPMENT	38,795	46,998

OTHER ASSETS
Patents	47,098	41,290
Deposit	770	770

TOTAL OTHER ASSETS	47,868	42,060

TOTAL ASSETS	$253,316	$143,523

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$665	$9,253
Accrued expenses	50,148	180,594
Derivative liability	361,170	-
Convertible promissory notes less debt discount of $152,928 and $20,369 respectively	194,072	54,631

TOTAL CURRENT LIABILITIES	606,055	244,478

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value;
500,000,000 authorized common shares
9,041,281 and 6,434,413 shares issued and outstanding, respectively	904	644
Additional paid in capital	6,625,212	5,676,680
Deficit accumulated during the development stage	(6,978,855)	(5,778,279)

TOTAL SHAREHOLDERS' DECIFIT	(352,739)	(100,955)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	253,316	143,523

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC. (A Development Stage Company) STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD FROM INCEPTION (APRIL 24, 2006) TO DECEMBER 31, 2013

			From Inception
			April 24, 2006
	Years Ended		through
	December 31, 2013	December 31, 2012	December 31, 2013

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	653,903	796,769	5,555,166
Research and development	27,953	78,527	842,310
Depreciation and amortization	8,203	8,055	42,996

TOTAL OPERATING EXPENSES	690,059	883,351	6,440,472

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(690,059)	(883,351)	(6,440,472)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	99	27	87,361
Penalties	-	-	(180)
Loss on patent impairment	-	(107,704)	(107,704)
Gain/(Loss) on change in derivative liability	(188,261)	-	(188,261)
Interest expense	(322,355)	(6,482)	(329,599)

TOTAL OTHER INCOME/(EXPENSES)	(510,517)	(114,159)	(538,383)

NET LOSS	$(1,200,576)	$(997,510)	$(6,978,855)

BASIC AND DILUTED LOSS PER SHARE	$(0.16)	$(0.16)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	7,601,521	6,434,413

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC. (A Development Stage Company) STATEMENT OF SHAREHOLDERS' DEFICIT FROM DATE OF INCEPTION (APRIL 24,2006) TO DECEMBER 31, 2013
						Deficit
						Accumulated
					Additional	during the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Inception April 24, 2006	-	$-	-	$-	$-	$-	$-

Issuance of common stock for services (issued at $0.03 per share )	-	-	34	-	1	-	1

Issuance of founders shares for cash (issued at $0.0075 per share )	-	-	1,966,653	197	14,552	-	14,749

Issuance of common stock in May 2006 for cash (issued at prices between $0.225 and $3.00 per share )	-	-	2,318,593	232	1,439,046	-	1,439,278

Net Loss from Inception through December 31, 2006	-	-	-	-	-	(274,361)	(274,361)

Balance at December 31, 2006	-	-	4,285,280	429	1,453,599	(274,361)	1,179,667

Issuance of common shares for cash (issued at $6.00 per share )	-	-	88,500	9	530,991	-	531,000

Issuance of common shares for services (issued at prices between $7.80 and $16.20 per share )	-	-	16,467	2	212,258	-	212,260

Stock issuance cost	-	-	-	-	(2,160)	-	(2,160)

Net Loss for the year ended December 31, 2007	-	-	-	-	-	(847,706)	(847,706)

Balance at December 31, 2007	-	-	4,390,247	440	2,194,688	(1,122,067)	1,073,061

Issuance of common shares for cash (17,333 common shares issued at $7.50 per share )	-	-	52,000	5	389,995	-	390,000

Issuance of common shares for services (issued at $7.50 per share )	-	-	3,334	-	25,000	-	25,000

Net Loss for the year ended December 31, 2008	-	-	-	-	-	(947,646)	(947,646)

Balance at December 31, 2008	-	-	4,445,581	444	2,609,683	(2,069,713)	540,414

Common stock subscription payable	-	-	-	-	-	-	203,000

Issuance of common shares in September 2009 for cash (issued at $1.50 per share )	-	-	480,000	48	719,952	-	517,000

Net Loss for the year ended December 31, 2009	-	-	-	-	-	(644,601)	(644,601)

Balance at December 31, 2009	-	-	4,925,581	492	3,329,635	(2,714,314)	615,813

Issuance of common shares for services (issued at a fair value of $3.30 per share)	-	-	26,667	3	87,997	-	88,000

Issuance of common shares for cash (prices ranging from $1.80 to $2.40 per share)	-	-	222,222	22	449,978	-	450,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	(919,393)	(919,393)

Balance at December 31, 2010	-	-	5,174,470	518	3,867,610	(3,633,707)	234,421

Issuance of common shares for cash (prices ranging between $1.725 and $2.25 per share)	-	-	361,694	36	738,265	-	738,301

Stock compensation cost	-	-	-	-	434,245	-	434,245

Net loss for the year ended December 31, 2011	-	-	-	-	-	(1,147,062)	(1,147,062)

Balance at December 31, 2011	-	-	5,536,164	553	5,040,120	(4,780,769)	259,904

Issuance of common shares for cash (prices ranging between $0.55 and $0.70 per share)	-	-	565,647	57	337,808	-	337,865

Issuance of commn stock for warrants through a cashless exercise	-	-	332,602	33	(33)	-	-

Issuance of common stock for subscription receivable (price of $0.66 per share)	-	-	17,577	2	11,599	-	11,601

Cancellation of subscription receivable	-	-	(17,577)	(2)	(11,599)	-	(11,601)

Beneficial conversion feature	-	-	-	-	24,953	-	24,953

Stock compensation cost	-	-	-	-	273,832	-	273,832

Net loss for the year ended December 31, 2012	-	-	-	-	-	(997,510)	(997,510)

Balance at December 31, 2012	-	-	6,434,413	643	5,676,680	(5,778,279)	(100,956)

Issuance of common shares for cash at prices of $0.22 and $0.28 per share	-	-	1,530,631	153	398,138	-	398,291

Issuance of common shares for converted promissory notes at fair value	-	-	1,076,237	107	436,766	-	436,873

Adjustment of beneficial conversion feature	-	-	-	-	(20,369)	-	(20,369)

Stock compensation cost	-	-	-	-	133,997	-	133,997

Net loss for the year ended December 31, 2013	-	-	-	-	-	(1,200,576)	(1,200,576)

Balance at December 31, 2013	-	$-	9,041,281	$903	$6,625,212	$(6,978,855)	$(352,740)

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD FROM INCEPTION (APRIL 24, 2006) TO DECEMBER 31, 2013

			From Inception
			April 24, 2006
	Years Ended		through
	December 31, 2013	December 31, 2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,200,576)	$(997,510)	$(6,978,855)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization expense	8,203	8,055	42,996
Issuance of stock for services	-	-	325,260
Stock compensation cost	133,997	273,832	842,074
Beneficial conversion feature	(4,584)	4,584	-
Loss on patent impairment	-	107,704	107,704
(Gain)/Loss on change in derivative liability	188,261	-	188,261
Amortization of debt discount recognized as interest expense	307,442	-	307,442
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	3,220	19,274	(8,303)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable	(8,588)	4,876	665
Accrued expenses	118,050	167,449	298,644

NET CASH USED IN OPERATING ACTIVITIES	(454,575)	(411,736)	$(4,874,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,582)	(81,791)
Patent expenditures	(5,808)	(8,027)	(154,802)

NET CASH USED IN INVESTING ACTIVITIES	$(5,808)	(10,609)	(236,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	177,500	75,000	252,500
Proceeds from common stock subcription payable	-	-	203,000
Proceeds from issuance of common stock, net of issuance cost	398,291	337,865	4,814,325

NET CASH PROVIDED IN FINANCING ACTIVITIES	575,791	412,865	5,269,825

NET INCREASE/(DECREASE) IN CASH	115,408	(9,480	158,350

CASH, BEGINNING OF PERIOD	42,942	52,422	-

CASH, END OF PERIOD	$158,350	$42,942	$158,350

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$597	$-	$1,859
Taxes paid	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$-	$-	$5,867
Common stock issued for debt	$436,873	$-	$436,833

The accompanying notes are an integral part of these financial statements

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

1.     ORGANIZATION AND LINE OF BUSINESS

Organization
BioSolar, Inc. (the "Company") was incorporated in the state of Nevada on April 24, 2006.  The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market Photovoltaic solar technology products.

Line of Business
The Company is currently marketing bio-based photovoltaic back sheet based on its innovative technology to produce bio-based photovoltaic components from renewable plant sources that will reduce the cost per watt of Photovoltaic solar modules. The bio-based photovoltaic back sheets are directly marketed to photovoltaic module manufacturers as well as manufacturer’s representatives.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company received a purchase order from a specialty PV manufacturer during 2013, and expect to receive additional orders during 2014. The Company has obtained funds from its shareholders since its inception through the year ended December 31, 2013. The Company has also obtained funding from new investors. Management believes existing shareholders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business. There is no assurance that the Company will be able to continue raising the required capital for its operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company are presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Development Stage Activities and Operations
The Company is in its initial stages of formation and has not had significant revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Revenue Recognition
The Company will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date, the Company has not had significant revenues and is in the development stage.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, derivative liabilities, and the fair value of stock options. Actual results could differ from those estimates.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets
Intangible assets consist of patents that are initially measured at the lower of cost or fair value.  The patents are deemed to have an indefinite life and are not amortized. The patents are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified.

Property and Equipment
Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computer equipment	5 Years
Machinery & equipment	10 Years

Depreciation expense for the years ended December 31, 2012 and 2012 was $8,203 and $8,055, respectively.

Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant-date fair value of the award. All grants under our stock-based compensation programs are accounted for at fair value and that cost is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Compensation expense for options granted to non-employees is determined in accordance with the standard as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for awards granted to non-employees is re-measured each period.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company uses the Black-Scholes option-pricing model to value its stock option awards which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2013 and 2012, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 836,662 exercisable options and 245,000 warrants for the year ended December 31, 2013. The Company has excluded 236,667 exercisable options and 245,000 warrants for the year ended December 31, 2012.

	For the years ended
	December 31,
	2013	2012

(Loss) to common shareholders (Numerator)	$(1,200,576)	$(997,510)

Basic and diluted weighted average number of common shares outstanding (Denominator)	7,601,521	6,434,413

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2013, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  December 31, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$361,170	$-	$-	$361,170

Total liabilities measured at fair value	$361,170	$-	$-	$361,170

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2013	$-
Fair value of derivative liabilities issued	455,786
Conversion of notes payable	(282,877)
Loss on change in derivative liability	188,261
Ending balance as of December 31, 2013	$361,170

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $27,953 and $78,527 for the years ended December 31, 2013 and 2012, respectively.

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

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

3.	CAPITAL STOCK

On July 10, 2013, the Company filed an amendment to its Articles of Incorporation to increase its authorized common and preferred stock to 500,000,000 shares of common stock, with a par value of $0.0001, and 10,000,000 preferred stock, with a par value of $0.0001.

During the year ended December 31, 2013, the Company issued 504,773 shares of common stock at a price of $0.22 per share for cash of $111,050; issued 1,025,858 shares of common stock at a price of $0.28 per share for cash of $287,241. Also, the Company issued 1,076,237 shares of common stock at prices ranging from $0.10 to $0.39, for conversion of $147,500 in convertible promissory notes, including $6,497 for accrued interest.

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
4.    STOCK OPTIONS AND WARRANTS

During the year ended December 31, 2013, the Company issued the following stock options:

On March 1, 2013, the Board of Directors of the Company granted non-qualified stock options to purchase 600,000 shares of common stock of the Company to its employees, directors and certain consultants. The stock options vest at various times, and are exercisable for a period of five years from the date of grant at an exercise price of $0.40 per share, the market value of the Company’s common stock on the date of grant.

During the year ended December 31, 2012, the Company did not grant any stock options.

	12/31/2013	12/31/2012
Risk free interest rate	0.75%	2.14%
Stock volatility factor	82.00%	1.00%
Weighted average expected option life	5 years	5 years
Expected dividend yield	None	None

	12/31/2013		12/31/2012
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	236,667	$4.05	236,667	$4.05
Granted	600,000	0.40	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	836,667	$1.43	236,667	$4.05
Exercisable at the end of period	611,667	$1.81	225,001	$4.05

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

4.    STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of December 31, 2013 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.05	236,667	236,667	2.23
0.40	600,000	375,000	4.17
Total	836,667	611,667

The weighted average remaining contractual life of options outstanding as of December 31, 2012 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.05	236,667	225,001	2.23
Total	236,667	225,001

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2013 and 2012, related to the granting of these options was $133,997 and 273,832.

Warrants
During the years ended December 31, 2013 and 2012, the Company granted 0 and 150,000 warrants, respectively. As of December 31, 2013, 245,000 warrants are outstanding.  The warrant terms are 5 years with 95,000 warrants expiring in October 2016 and 150,000 warrants expiring in October 2017.

	12/31/2013		12/31/2012
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Warrants	price	Warrants	price
Outstanding, beginning of period	245,000	$0.97	95,000	$1.80
Granted	-	-	150,000	0.55
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	245,000	$0.97	245,000	$0.97
Exercisable at the end of period	245,000	$0.97	245,000	$0.97

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

5.     CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2012, the Company entered into two securities purchase agreements each providing for the sale by the Company of 8% unsecured Convertible Notes in the principal amounts of $42,500, and $32,500 for an aggregate total of $75,000. The notes matured on July 5, 2013, and August 14, 2013. After one hundred and eighty days (180) the holder converted both notes with an aggregate principal amount of $75,000, plus accrued interest of $3,000 on various dates during the year ended December 31, 2013 into 392,788 shares of common stock at fair value ranging from $0.29 to $0.80 per share. The Company recognized a loss upon conversion of $89,162. The Company recorded debt discount of $55,493 related to the conversion feature of the notes, along with derivative liabilities at inception. During the year ended December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $55,493, resulting in a net debt discount of $0 at December 31, 2013.

On January 18, 2013, the Company entered into a securities purchase agreement for the sale of 10% convertible promissory note for the aggregate principal amount of $80,000, to be advanced in amounts at the lender’s discretion.  Upon execution of the securities purchase agreement, the Company received an advance of $10,000.  On April 16, 2013, the Company received an additional advance of $25,000. The total advances received as of December 31, 2013 was $35,000, of which $10,000 in principal, and $687 in accrued interest was converted into 106,877 shares of common stock at fair value of $0.43 per share on September 29, 2013. The Company recognized a loss upon conversion of
$35,269. During the month of July 2013, the Company extended the maturity date of the note from six (6) months to eighteen (18) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.40 per share b) fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date, or c) the lowest effective price per share granted after the effective date. The fair value of the notes has been determined by using Black-Scholes pricing model with an expected life of more than a year. The Company recorded debt discount of $35,000 related to the conversion feature of the notes, along with derivative liabilities at inception. During the year ended December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $27,264, resulting in a remaining net debt discount of $7,736 at December 31, 2013.

On March 1, 2013, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $10,000. On March 20, 2013, the Company received an additional advance of $25,000. The total advances received as of December 31, 2013 was $35,000. The note matures one (1) year from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.20 per share or fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of a year. The Company recorded debt discount of $35,000 related to the conversion feature of the note, along with derivative liability at inception. During the year ended December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $27,945, resulting in a remaining net debt discount of $7,055 at December 31, 2013.

On May 1, 2013, the Company entered into a securities purchase agreement for the sale of an 8% convertible promissory note for the aggregate principal amount of $32,500. In the month of November 2013, the holder converted the note in full for principal of $32,500, plus accrued interest of $1,300 into 170,647 shares of the Company’s common stock. The Company recognized a loss upon conversion of $34,348. The Company recorded a debt discount of $32,492 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $32,492, resulting in a remaining net debt discount of $0 at December 31, 2013.

On May 13, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $80,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $25,000.  On November 13, 2013, the holder converted the $25,000 in principal, plus accrued interest of $1,250 into 262,500 shares of the Company’s common stock at fair value of $0.50 per share. The Company recognized a loss upon conversion of $104,974. The Company recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $25,000, resulting in a remaining net debt discount of $0 at December 31, 2013.

On June 5, 2013, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($114,000) and Chief Technology Officer ($128,000) in the aggregate amount of $242,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.24 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of two (2) years. The Company recorded a debt discount of $160,479 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $45,945, resulting in a remaining net debt discount of $114,534 at December 31, 2013.

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

5.     CONVERTIBLE PROMISSORY NOTES (Continued)

On June 21, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $25,000.  On July 26, 2013, the Company received an additional advance of $25,000. The total advances received on the note as of December 31, 2013 was $50,000. The note matures one (1) year from the effective date of each advance. On December 5, 2013, the Company amended the note and replaced the conversion price to the lesser of $0.40 per share and substituted the 50% of the lowest trade price recorded prior to conversion, to 50% of the average three (3) lowest trade prices recorded during the twenty-five (25) previous trading days. The modification was analyzed under ASC 470-50, to determine if the change in fair value of the conversion feature was greater than 10% of the carrying value of the debt. As a result, in accordance with ASC 470-50, the Company deemed the terms of the amendment not be substantially different and treated the convertible note as a modification rather than an extinguishment. On December 27, 2013, the holder converted $5,000 in principal for 143,425 shares of common stock. The Company recognized a loss of $19,123.The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $26,397, resulting in a remaining net debt discount of $23,603 at December 31, 2013.

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

6.     DERIVATIVE LIABILITIES

The convertible notes issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  At December, 31, 2012, there were no outstanding convertible notes accounted for as derivative liabilities.

During the year ended December 31, 2013, as a result of convertible notes (“Notes”) we issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $455,786, based upon a Black-Sholes-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes. As the aggregate fair value of these liabilities of exceeded the aggregate Note value, the excess of the liability over the Note value of $62,321 was considered as a cost of the private placement and reported in the accompanying Statement of Operations as part of the change in derivative liability.

During the year ended December 31, 2013, approximately $147,500 convertible notes were converted.  As a result of the conversion of these notes, the Company recorded a reduction of $282,877 due to the extinguishment of the corresponding derivative liability.  Furthermore, during the year ended December 31, 2013, the Company recognized a loss of $188,261 to account for the change in fair value of the derivative liabilities.  At December 31, 2013, the fair value of the derivative liability was $361,170.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.04% - 0.38%
Stock volatility factor	65.07% - 274.85%
Weighted average expected option life	6 months - 2 years
Expected dividend yield	None

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

7. INTANGIBLE ASSETS

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based backsheet, a protective covering for the back of photovoltaic solar cells traditionally made from petroleum-based film. During the years ended December 31, 2013, the Company reviewed the capitalized patents for impairment in accordance with ASC 350, and determined there was no impairment.  For the year ended December 31, 2012, our impairment loss of $107,704 was recognized.  As of December 31, 2013 and 2012, the carrying value of the patents was $47,098 and $41,290, respectively. As of December 31, 2013 and 2012, no amortization has been expensed for the patents, since approval of the patents are pending.

8. INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.Included in the balances at December 31, 2013 and 2012, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2013 and 2012, the Company did not recognize interest or penalties.

At December 31, 2013, the Company had net operating loss carry-forwards of approximately $5,783,000, which expire starting in 2026. No tax benefit has been reported in the December 31, 2013 and 2012 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012

Book income	$(480,230)	$(399,000)
State income taxes	-	-
Depreciation	(720)	(840)
M & E	530	400
Excess of loss on disposal of intangibles
Stock compensation and other non-cash expenses	250,040	111,400
Accrued payroll	(53,600)	66,500

Valuation Allowance	283,980	221,540

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31, 2013 and 2012:

BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

	2013	2012
Deferred tax assets:
NOL carryover	$2,021,190	$1,926,100
R & D credit	45,990	44,400
Accrued payroll	36,000	70,000

Deferred tax liabilites:
Depreciation	(7,240)	(7,000)

Less Valuation Allowance	(2,095,940)	(2,033,500)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

9.	COMMITMENTS AND LITIGATIONS

The Company’s facility is leased on a month to month basis without an expiration date. Our monthly lease payment is $534.  The rent paid for both years ended December 31, 2013 and 2012 were $6,408, respectively.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

10.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On January 15, 2014, the Company issued 222,134 shares of common stock upon partial conversion of a convertible note in the amount of $10,000 in principal, plus $570 of accrued interest.

On January 30, 2014, the Company issued 229,674 shares of common stock upon partial conversion of a convertible note in the amount of $10,000 in principal, plus $611 of accrued interest.

On February 24, 2014, the Company and holder of a convertible note with a maturity date of the February 28, 2014 agreed to extend the maturity date to August 28, 2104. All other terms and conditions of the note remain the same.

On March 5, 2014, the Company issued 378,650 shares of common stock upon partial conversion of a convertible note issued to the Chief Financial Officer in the amount of $30,000 in principal, plus $1,125 of accrued interest.

On March 5, 2014, the Company issued 315,541 shares of common stock upon partial conversion of a convertible note issued to the Chief Technology Officer in the amount of $25,000 in principal, plus $937.50 of accrued interest.