Form 10-Q
period 2014-03-31
BioSolar Inc
filed 2014-05-06
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

The number of shares of registrant’s common stock outstanding, as of May 5, 2014 was 10,187,280.

BIOSOLAR, INC.
INDEX

Index

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$94,634	$158,350
Prepaid expenses	13,518	8,303

TOTAL CURRENT ASSETS	108,152	166,653

PROPERTY AND EQUIPMENT
Machinery and equipment	81,791	81,791
Less accumulated depreciation	(44,822)	(42,996)

NET PROPERTY AND EQUIPMENT	36,969	38,795

OTHER ASSETS
Patents	52,572	47,098
Deposit	770	770

TOTAL OTHER ASSETS	53,342	47,868

TOTAL ASSETS	$198,463	$253,316

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,965	$665
Accrued expenses	128,465	50,148
Derivative liability	316,166	361,170
Convertible promissory notes less debt discount of $95,215 and $152,928 respectively	176,785	194,072

TOTAL CURRENT LIABILITIES	626,381	606,055

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value;
500,000,000 authorized common shares
10,187,280 and 9,041,281 shares issued and outstanding, respectively	1,018	904
Additional paid in capital	6,725,905	6,625,212
Deficit accumulated during the development stage	(7,154,841)	(6,978,855)

TOTAL SHAREHOLDERS' DEFICIT	(427,918)	(352,739)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$198,463	$253,316

The accompanying notes are an integral part of these condensed financial statements

Index

BIOSOLAR, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND
FOR THE PERIOD FROM INCEPTION (APRIL 24,2006) TO MARCH 31, 2014
(Unaudited)

			From Inception
			April 24, 2006
	Three Months Ended		through
	March 31, 2014	March 31, 2013	March 31, 2014

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	156,045	182,966	5,711,211
Research and development	-	1,315	842,310
Depreciation and amortization	1,826	2,051	44,822

TOTAL OPERATING EXPENSES	157,871	186,332	6,598,343

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(157,871)	(186,332)	(6,598,343)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	12	1	87,373
Penalties	-	-	(180)
Loss on patent impairment	-	-	(107,704)
Gain on change in derivative liability	45,004	(207,742)	(143,257)
Interest expense	(63,131)	(35,151)	(392,730)

TOTAL OTHER INCOME/(EXPENSES)	(18,115)	(242,892)	(556,498)

NET LOSS	$(175,986)	$(429,224)	$(7,154,841)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.07)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	9,580,053	6,491,009

The accompanying notes are an integral part of these condensed financial statements

Index

BIOSOLAR, INC.
(A Development Stage Company)
CONDENSED STATEMENTS SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2014

						Deficit
						Accumulated
					Additional	during the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2013	-	$-	9,041,281	$904	$6,625,212	$(6,978,855)	$(352,739)

Issuance of common shares for converted promissory notes	-	-	1,145,999	114	78,129	-	78,243

Stock based compensation	-	-	-	-	22,564	-	22,564

Net loss for the three months ended March 31, 2014	-	-	-	-	-	(175,986)	(175,986)

Balance at March 31, 2014 (Unaudited)	-	$-	10,187,280	$1,018	$6,725,905	$(7,154,841)	$(427,918)

The accompanying notes are an integral part of these condensed financial statements

Index

BIOSOLAR, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND
FOR THE PERIOD FROM INCEPTION (APRIL 24,2006) TO MARCH 31, 2014
(Unaudited)

			From Inception
			April 24, 2006
	Three Months Ended		through
	March 31, 2014	March 31, 2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(175,986)	$(429,224)	$(7,154,841)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization expense	1,826	2,051	44,822
Issuance of stock for services	-	-	325,260
Stock based compensation	22,564	46,444	864,638
Beneficial conversion feature	-	(4,584)	-
Loss on patent impairment	-	-	107,704
Gain on change in derivative liability	(45,004)	207,742	143,257
Amortization of debt discount recognized as interest expense	57,713	37,712	365,155
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(5,215)	(18,170)	(13,518)
Deposits	-	-	(770)
Increase (Decrease) in:
Accounts payable	4,300	5,848	4,965
Accrued expenses	81,560	67,719	380,204

NET CASH USED IN OPERATING ACTIVITIES	(58,242)	(84,462)	(4,933,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(81,791)
Patent expenditures	(5,474)	(455)	(160,276)

NET CASH USED IN INVESTING ACTIVITIES	(5,474)	(455)	(242,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	-	45,000	252,500
Proceeds from common stock subcription payable	-	-	203,000
Proceeds from issuance of common stock, net of issuance cost	-	111,050	4,814,325

NET CASH PROVIDED IN FINANCING ACTIVITIES	-	156,050	5,269,825

NET INCREASE/(DECREASE) IN CASH	(63,716)	71,133	94,634

CASH, BEGINNING OF PERIOD	158,350	42,942	-

CASH, END OF PERIOD	$94,634	$114,075	$94,634

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$1,859
Taxes paid	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$-	$-	$5,867
Common stock issued for debt	$78,243	$-	$515,116

The accompanying notes are an integral part of these condensed financial statements

Index
BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company received a purchase order from a specialty PV manufacturer during 2013, and expect to receive additional orders during 2014. The Company has obtained funds from its shareholders since its inception through the period ended March 31, 2014. Management believes existing shareholders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business. There is no assurance that the Company will be able to continue raising the required capital for its operations.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, derivative liabilities and the fair value of stock options. Actual results could differ from those estimates.

Intangible Assets
Intangible assets consist of patents that are initially measured at the lower of cost or fair value.  The patents are deemed to have an indefinite life and are not amortized. The patents are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified.

Index
BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 699,167 exercisable options and 245,000 warrants for the period ended March 31, 2014.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2014, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

Index
BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$316,166	$-	$-	$316,166

Total liabilities measured at fair value	$316,166	$-	$-	$316,166

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2014	$361,170
Fair value of derivative liabilities issued	-
Extinguishment of derivative liability upon conversion of notes payable	(80,012)
Loss on change in derivative liability	35,008
Ending balance as of March 31, 2014	$316,166

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

3.	CAPITAL STOCK

During the three months ended March 31, 2014, the Company issued 1,145,999 shares of common stock at prices ranging from $0.046 to $0.082, for conversion of $75,000 in convertible promissory notes, including $3,243 in accrued interest.

4.    STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2014, the Company did not grant any stock options.

		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, January 1, 2014	836,667	$1.43
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2014	836,667	$1.43
Exercisable at March 31, 2014	699,167	$1.64

Index
BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014

The weighted average remaining contractual life of options outstanding as of March 31, 2014 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.05	236,667	236,667	1.98
0.40	600,000	462,500	3.92
Total	836,667	699,167

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2014 and 2013, related to the granting of these options was $22,564 and 46,444, respectively.

4.    STOCK OPTIONS AND WARRANTS (Continued)

Warrants
During the three months ended March 31, 2014, the Company did not grant any warrants. As of March 31, 2014, 245,000 warrants are outstanding.  The warrant terms are 5 years with 95,000 warrants expiring in October 2016 and 150,000 warrants expiring in October 2017.

		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, January 1, 2014	245,000	$0.97
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, March 1, 2014	245,000	$0.97
Exercisable at March 31, 2014	245,000	$0.97

5. CONVERTIBLE PROMISSORY NOTES

On January 18, 2013, the Company entered into a securities purchase agreement for the sale of 10% convertible promissory note for the aggregate principal amount of $80,000, to be advanced in amounts at the lender’s discretion.  Upon execution of the securities purchase agreement, the Company received an advance of $10,000.  On April 16, 2013, the Company received an additional advance of $25,000. The total advances received as of March 31, 2014 was $35,000, of which $10,000 in principal, and $687 in accrued interest was converted into 106,877 shares of common stock at fair value of $0.43 per share on September 29, 2013. During the month of July 2013, the Company extended the maturity date of the note from six (6) months to eighteen (18) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.40 per share b) fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date, or c) the lowest effective price per share granted after the effective date. The fair value of the notes has been determined by using Black-Scholes pricing model with an expected life of more than a year. The Company recorded debt discount of $35,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of March 31, 2014, total debt discount amortized, and recorded as interest expense was $29,735, resulting in a remaining net debt discount of $5,265 at March 31, 2014.

On March 1, 2013, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $10,000. On March 20, 2013, the Company received an additional advance of $25,000. The total advances received as of March 31, 2014 was $35,000. The note was amended and extended for six (6) months. The note matures on August 28, 2014. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.20 per share or fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of less than a year. The Company recorded debt discount of $35,000 related to the conversion feature of the note, along with derivative liability at inception. As of March 31, 2014, the total debt discount amortized, and recorded as interest expense was $33,867, resulting in a remaining net debt discount of $1,133 at March 31, 2014.

Index
BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014

5. CONVERTIBLE PROMISSORY NOTES (Continued)

On June 5, 2013, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($114,000) and Chief Technology Officer ($128,000) in the aggregate amount of $242,000. On March 5, 2014, the Company issued 694,191 shares of common stock upon partial conversion of principal in the amount of $55,000, plus accrued interest of $2,063, leaving a remaining balance of $187,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.24 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of two (2) years. The Company recorded a debt discount of $160,479 related to the conversion feature of the note, along with a derivative liability at inception.  As of March 31, 2014, the total debt discount amortized, and recorded as interest expense was $79,675, resulting in a remaining net debt discount of $80,804 at March 31, 2014.

On June 21, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $25,000.  On July 26, 2013, the Company received an additional advance of $25,000. The total advances received on the note as of March 31, 2014 was $50,000. During the month of January 2014, the Company issued 451,808 shares of common stock upon partial conversion of principal in the amount of $20,000 plus accrued interest of $1,180, leaving a remaining balance of $25,000. The note matures one (1) year from the effective date of each advance. On December 5, 2013, the Company amended the note and replaced the conversion price to the lesser of $0.40 per share and substituted the 50% of the lowest trade price recorded prior to conversion, to 50% of the average three (3) lowest trade prices recorded during the twenty-five (25) previous trading days. The modification was analyzed under ASC 470-50, to determine if the change in fair value of the conversion feature was greater than 10% of the carrying value of the debt. As a result, in accordance with ASC 470-50, the Company deemed the terms of the amendment not be substantially different and treated the convertible note as a modification rather than an extinguishment. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. As of March 31, 2014, the debt discount was amortized, and recorded as interest expense in the amount of $41,986, resulting in a remaining net debt discount of $8,014 at March 31, 2014.

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

6.   DERIVATIVE LIABILITIES

The convertible notes issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The  conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  At December, 31, 2013, the outstanding fair value of the convertible notes accounted as derivative liabilities amounted to $361,170.

During the three months ended March 31, 2014, approximately $75,000 convertible notes were converted.  As a result of the conversion of these notes, the Company recorded a reduction of $80,012 due to the extinguishment of the corresponding derivative liability.  In addition, during the three months ended March 31, 2014, the Company recognized a loss of $35,008 to account for the change in fair value of the derivative liabilities.  At March 31, 2014, the fair value of the derivative liability was $316,166.

Index
BIOSOLAR, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014

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

7. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are no subsequent events to report.

On May 2, 2014, the Company received $50,000  in consideration  upon execution of a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion.

Index

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March  24, 2014, and in other reports filed by us with the SEC.

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

Index

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

Recently Issued Accounting Pronouncements

           The Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company’s financial statements.

Results of Operations – Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $26,921 to $156,045 for the three months ended March 31, 2014, compared to $182,966 for the prior period ended March 31, 2013. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation expense of $23,800, and an overall decrease of $3,121 in G&A expenses.

Research and Development

Research and Development (“R&D”) expenses decreased by $1,315 to $0 for the three months ended March 31, 2014, compared to $1,315 for the prior period ended March 31, 2013. This overall decrease in R&D expenses was the result of focusing on bringing the product to market.

Index

Other Income/(Expenses)

Other income and (expenses) decreased by $224,777 to $18,115 for the three months ended March 31, 2104, compared to $242,892 for the prior period ended March 31, 2013. The decrease was the result of an increase in interest income of $11, an increase on extinguishment in change in derivative liability of $80,012, with a decrease in the change in fair value of the derivative instruments of $172,734, amortization of debt discount in the amount of $24,584, and an increase in interest expense in the amount of $3,396. The decrease in other income and (expenses) was due to the Company entering into less debt financing with convertible promissory notes.

Net Loss

Our net loss decreased by $253,238 to $175,986 for the three months ended March 31, 2014, compared to $429,224 for the prior period ended March 31, 2013. The decrease in net loss was due to an decrease in other income (expenses), and an overall decrease in operating expenses.  Currently the Company is in its development stage and has no revenues

LIQUIDITY AND CAPITAL RESOURCES

 As of March 31, 2014, we had a working capital deficit of $518,229 compared to capital deficit of $439,402 for the year ended December 31, 2013. This increase in capital deficit of $78,827 was due primarily to an increase in prepaid expenses, accounts payable, accrued expenses, convertible promissory notes and derivative liability.

During the three months ended March 31, 2014, we used $58,242 of cash for operating activities, as compared to $84,462 for the prior period ended March 31, 2013. The decrease of $26,220 in the use of cash for operating activities was primarily due to an overall decrease in net loss, prepaid expenses, accounts payable, non cash loss on change in derivative liability, and stock compensation, with an increase in accrued expenses, and amortization of debt discount.

Cash used in investing activities for the three months ended March 31, 2014 was $5,474, as compared to $455 for the prior period ended March 31, 2013. The overall net change of $5,019 in investing activities was primarily due to increase in patent expenditures for the current period compared to the prior period ended March 31, 2013.

Cash provided from financing activities was $0 for the three months ended March 31, 2014, as compared to $156,050 for the prior period March 31, 2013. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and have not generated any revenues since inception.

We do not have any material commitments for capital expenditures during the next twelve months.  Although proceeds from our financing activities are currently sufficient to fund our operating expenses through the next four months, we will need to raise additional funds in the future so that we can expand our operations and increase our marketing efforts. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek additional financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Index

We believe that we have assets to ensure that we can continue to operate without liquidation over the next three months, due to our cash on hand, and our ability to raise money from our investor base.  Based on the aforesaid, we believe we have the ability to continue our operations for the next twelve months and will be able to realize assets and discharge liabilities in the normal course of our operations.

Our financial statements as of March 31, 2014 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 24, 2014 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of an innovative technology to produce bio-based materials from renewable plant sources that will reduce the cost per watt of Photovoltaic solar cells.  We have developed BioBacksheetTM, our first commercially available product, and we are currently focusing on establishing markets in related sectors by 2015.

Our plan of operation within the next six months is to utilize our cash balances to fully commercialize our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules. In addition, we intend to further enhance test programs for further development of  related PV power generation technology and components, . We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2014, based upon its current operating plan and condition. We expect increased expenses during second half of 2014 as we ramp up sales and marketing efforts associated with gradual production volume increase and will need additional capital.   There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce our oeprations, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

Index

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 24, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Index

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 6, 2014.

BIOSOLAR, INC.

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)