Form 10-Q
period 2014-06-30
BioSolar Inc
filed 2014-08-01
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of shares of registrant’s common stock outstanding, as of July 30, 2014  was 10,460,088.

BIOSOLAR, INC.
INDEX

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$78,163	$158,350
Prepaid expenses	48,246	8,303

TOTAL CURRENT ASSETS	126,409	166,653

PROPERTY AND EQUIPMENT
Machinery and equipment	82,635	81,791
Less accumulated depreciation	(46,830)	(42,996)

NET PROPERTY AND EQUIPMENT	35,805	38,795

OTHER ASSETS
Patents	80,598	47,098
Deposit	770	770

TOTAL OTHER ASSETS	81,368	47,868

TOTAL ASSETS	$243,582	$253,316

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$227	$665
Accrued expenses	156,556	50,148
Derivative liability	558,541	361,170
Convertible promissory notes less debt discount of $152,753 and $152,928 respectively	224,247	194,072

TOTAL CURRENT LIABILITIES	939,571	606,055

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value;
500,000,000 authorized common shares
10,460,088 and 9,041,281 shares issued and outstanding, respectively	1,046	904
Additional paid in capital	6,763,021	6,625,212
Accumulated deficit	(7,460,056)	(6,978,855)

TOTAL SHAREHOLDERS' DECIFIT	(695,989)	(352,739)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$243,582	$253,316

BIOSOLAR, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	112,500	137,808	268,545	320,774
Research and development	-	714	-	2,029
Depreciation and amortization	2,007	2,050	3,833	4,101

TOTAL OPERATING EXPENSES	114,507	140,572	272,378	326,904

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(114,507)	(140,572)	(272,378)	(326,904)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	7	18	19	19
Loss on change in derivative liability	(157,883)	(31,699)	(112,879)	(239,441)
Interest expense	(32,831)	(71,202)	(95,963)	(106,353)

TOTAL OTHER INCOME/(EXPENSES)	(190,707)	(102,883)	(208,823)	(345,775)

NET LOSS	$(305,214)	$(243,455)	$(481,201)	$(672,679)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.03)	$(0.05)	$(0.10)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	10,205,267	7,147,263	9,894,387	6,592,300

BIOSOLAR, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2014

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	-	$-	9,041,281	$904	$6,625,212	$(6,978,855)	$(352,739)

Issuance of common shares for converted promissory notes	-	-	1,418,807	142	105,382	-	105,524

Stock based compensation	-	-	-	-	32,427	-	32,427

Net loss for the six months ended June 30, 2014	-	-	-	-	-	(481,201)	(481,201)

Balance at June 30, 2014 (Unaudited)	-	$-	10,460,088	$1,046	$6,763,021	$(7,460,056)	$(695,989)

BIOSOLAR, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(481,201)	$(672,679)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	3,833	4,101
Stock based compensation	32,427	75,628
Beneficial conversion feature	-	(4,584)
Loss on change in derivative liability	112,879	239,441
Amortization of debt discount recognized as interest expense	84,667	105,059
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(39,943)	(12,178)
Increase (Decrease) in:
Accounts payable	(438)	743
Accrued expenses	111,933	82,044

NET CASH USED IN OPERATING ACTIVITIES	(175,843)	(182,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(844)	-
Patent expenditures	(33,500)	(455)

NET CASH USED IN INVESTING ACTIVITIES	(34,344)	(455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	130,000	152,500
Proceeds from issuance of common stock, net of issuance cost	-	111,050

NET CASH PROVIDED IN FINANCING ACTIVITIES	130,000	263,550

NET INCREASE/(DECREASE) IN CASH	(80,187)	80,670

CASH, BEGINNING OF PERIOD	158,350	42,942

CASH, END OF PERIOD	$78,163	$123,612

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$529	$-
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Accrued salaries exhcanged for promissory notes	$-	$242,000
Common stock issued for debt	$105,524	$78,000

BIOSOLAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company received a purchase order from a specialty PV manufacturer during 2013, and expects to receive additional orders during 2014. The Company has historically obtained funds from its shareholders since its inception through the six months ended June 30, 2014. Management believes existing shareholders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and to allow the development of its business. There is no assurance that the Company will be able to continue raising the required capital for its operations.

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

Revenue Recognition
The Company will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date, the Company has not had significant revenues.

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

BIOSOLAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 736,667 exercisable options and 245,000 warrants for the six months ended June 30, 2014.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2014, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2014:

Derivative Liability	$558,541	$-	$-	$558,541

Total liabilities measured at fair value	$558,541	$-	$-	$558,541

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2014	$361,170
Fair value of derivative liabilities issued	84,492
Loss on change in derivative liability, Net	112,879
Ending balance as of June 30, 2014	$558,541

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and has adopted the following;

On June 10, 2014, the Company adopted the amendment to (Topic 915) Development Stage Entities, for the elimination of certain disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements for development stage entities. The amendment removes the definition of a development stage entity, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. The Company has eliminated the inception-to-date information in the statements of income, cash flows, and shareholder equity. The financial statements are no longer labeled as a development stage entity, and no disclosure is required for a description of the development stage activities the entity is engaged or when they are no longer a development stage entity. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

On June 19, 2014, the Company adopted the amendment to (Topic 718) Stock Compensation: Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment for accounting for share based payments, when an award provides that a performance target that affects vesting could be achieved after an employee completes the requisite service period shall be accounted for as a performance condition. The performance target shall not be reflected in estimating the fair value of the award at the grant date, and compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and will represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect the awards that ultimately vest. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

3.     CAPITAL STOCK

During the six months ended June 30, 2014, the Company issued 1,418,807 shares of common stock at prices ranging from $0.046 to $0.10, upon conversion of $100,000 in convertible promissory notes, including $5,524 in accrued interest.

4.    STOCK OPTIONS AND WARRANTS

During the six months ended June 30, 2014, the Company did not grant any stock options.

		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, January 1, 2014	836,667	$1.43
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2014	836,667	$1.43
Exercisable at June 30, 2014	736,667	$1.57

BIOSOLAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014

4.    STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of June 30, 2014 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.05	236,667	236,667	1.73
0.40	600,000	500,000	3.67
Total	836,667	736,667

The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2014 and 2013, related to the granting of these options was $32,427 and 75,628, respectively.

Warrants
During the six months ended June 30, 2014, the Company did not issue any warrants. As of June 30, 2014, 245,000 warrants are outstanding.  The term of the warrants are 5 years with 95,000 warrants expiring in October 2016 and 150,000 warrants expiring in October 2017.

		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, January 1, 2014	245,000	$0.97
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2014	245,000	$0.97
Exercisable at June 30, 2014	245,000	$0.97

5. CONVERTIBLE PROMISSORY NOTES

On January 18, 2013, the Company entered into a securities purchase agreement for the sale of 10% convertible promissory note in the aggregate principal amount of $80,000, to be advanced in amounts at the lender’s discretion.  Upon execution of the securities purchase agreement, the Company received an advance of $10,000.  On April 16, 2013, the Company received an additional advance of $25,000. The total advances received were $35,000, of which principal in the amount of $10,000, and $687 in accrued interest was converted into 106,877 shares of common stock at fair value of $0.43 per share on September 29, 2013, leaving a balance of $25,000. During the month of July 2013, the Company extended the maturity date of the note from six (6) months to eighteen (18) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.40 per share b) fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date, or c) the lowest effective price per share granted after the effective date. The fair value of the notes has been determined by using Black-Scholes pricing model with an expected life of more than a year. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $4,916 during the six months ended June 30, 2014.

On March 1, 2013, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received advances of $35,000 during the year ended December 31, 2013. The note was amended on February 24, 2014, and was extended for six (6) months. The note matures on August 28, 2014. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.20 per share or fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of less than a year. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,609 during the six months ended June 30, 2014.

BIOSOLAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014

5. CONVERTIBLE PROMISSORY NOTES (Continued)

On June 5, 2013, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($114,000) and Chief Technology Officer ($128,000) in the aggregate amount of $242,000. On March 5, 2014, the Company issued 694,191 upon partial conversion of principal in the aggregate amount of $55,000, plus accrued interest of $2,063, leaving a remaining balance of $187,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.24 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $43,736 during the six months ended June 30, 2014.

On June 21, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received advances of $45,000 during the year ended December 31, 2013. During the six months ended June 30, 2014, the Company issued 724,616 shares of common stock upon conversion of the note for principal in the amount of $45,000, plus accrued interest of $3,462.  The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $23,603 during the six months ended June 30, 2014.

On May 2, 2014, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $50,000. On June 12, 2014, the Company received an additional advance of $80,000. The note matures from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.25 per share or fifty percent (50%) of the three (3) lowest trading prices recorded on any trade day after the effective date. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of eighteen (18) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $5,199 during the six months ended June 30, 2014.

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

6.   DERIVATIVE LIABILITIES

The convertible notes issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  At December, 31, 2013, the outstanding fair value of the convertible notes accounted as derivative liabilities amounted to $361,170.

During the six months ended June 30, 2014, approximately $100,000 convertible notes were converted.  As a result of the conversion of these notes, the Company recorded a gain of $109,504 due to the extinguishment of the corresponding derivative liability.  Furthermore, during the six months ended June 30, 2014, the Company recognized a loss of $222,383 to account for the change in fair value of the derivative liabilities.  At June 30, 2014, the fair value of the derivative liability was $558,541.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.04% - 0.42%
Stock volatility factor	65.07% - 274.85%
Weighted average expected option life	6 months - 2 years
Expected dividend yield	None

BIOSOLAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014

7.	COMMITMENTS AND LITIGATIONS

The Company entered into an agreement with a non-profit organization to perform research activities for a period from July 1, 2014 through June 30, 2015. The cost shall not exceed $139,617. The Company has a commitment to pay quarterly installments of $34,904 due on or before July 1, 2014, October 1, 2014, January 1, 2015 and April 1, 2015. During the period ended June 30, 2014, the Company prepaid $34,904 for the first installment.

8. SUBSEQUENT EVENT

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On July 21, 2014, the Company received an additional advance on a promissory note in the amount of $50,000.

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

Overview

We are developing innovative technologies to reduce the cost per watt of electricity produced by Photovoltaic solar modules.  Most of the solar industry is focused on photovoltaic efficiency to reduce cost, but we are introducing a new dimension of cost reduction by replacing petroleum-based plastic solar module components with durable bio-based components.  The process for producing electricity from sunlight is known as Photovoltaics. Photovoltaic ("PV") is the science of capturing and converting sun light into electricity.

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

Recently Issued Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and has adopted the following;

On June 10, 2014, the Company adopted the amendment to (Topic 915) Development Stage Entities, for the elimination of certain disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements for development stage entities. The amendment removes the definition of a development stage entity, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. The Company has eliminated the inception-to-date information in the statements of income, cash flows, and shareholder equity. The financial statements are no longer labeled as a development stage entity, and no disclosure is required for a description of the development stage activities the entity is engaged or when they are no longer a development stage entity. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

On June 19, 2014, the Company adopted the amendment to (Topic 718) Stock Compensation: Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment for accounting for share based payments, when an award provides that a performance target that affects vesting could be achieved after an employee completes the requisite service period shall be accounted for as a performance condition. The performance target shall not be reflected in estimating the fair value of the award at the grant date, and compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and will represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect the awards that ultimately vest. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

Results of Operations – Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $25,308 to $112,500 for the three months ended June 30, 2014, compared to $137,808 for the prior period June 30, 2013. This decrease in G&A expenses was the result of an increase in payroll tax expense of $16,559, with a decrease in non-cash stock compensation expense of $19,321, salaries in the amount of $13,200, professional fees of $6,760, and an overall decrease of $2,586 in G&A expenses.

Research and Development

Research and Development (“R&D”) expenses decreased by $714 to $0 for the three months ended June 30, 2014, compared to $714 for the prior period ended June 30, 2013. This overall decrease in R&D expenses was the result of focusing on bringing the product to market.

Other Income/(Expenses)

Other income and (expenses) increased by $87,824 to $190,707 for the three months ended June 30, 2014, compared to $102,883 for the prior period ended June 30, 2013. The decrease was the result of a decrease in interest income of $11, amortization of debt discount in the amount of $40,392, with an increase in the change in fair value of the derivative instruments of $126,184, and an increase in interest expense in the amount of $2,021. The decrease in other income and (expenses) was due to the Company entering into debt financing through the issuance of  convertible promissory notes.

Net Loss

Our net loss increased by $61,759 to $305,215 for the three months ended June 30, 2014, compared to $243,455 for the prior period ended June 30, 2013. The increase in net loss was due to an increase in other income (expenses), and an overall decrease in operating expenses.  The Company has not generated any  revenues.

Results of Operations – Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

OPERATING EXPENSES

General and Administrative Expenses

G&A expenses decreased by $52,229 to $268,545 for the six months ended June 30, 2014, compared to $320,774 for the prior period June 30, 2013. This decrease in G&A expenses was the result of an increase in payroll tax expense of $15,431, with a decrease in non-cash stock compensation expense of $43,201, salaries in the amount of $13,200, professional fees of $5,762, and an overall decrease of $5,497 in G&A expenses.

Research and Development

R&D expenses decreased by $2,029 to $0 for the six months ended June 30, 2014, compared to $2,029 for the prior period ended June 30, 2013. This overall decrease in R&D expenses was the result of focusing on bringing the product to market.

Other Income/(Expenses)

Other income and (expenses) decreased by $136,952 to $208,823 for the six months ended June 30, 2014, compared to $345,775 for the prior period ended June 30, 2013. The decrease was the result of a decrease in amortization of debt discount in the amount of $15,808, with a decrease in the net change in fair value of the derivative instruments of $126,562, and an increase in interest expense in the amount of $5,418. The decrease in other income and (expenses) was due to the Company entering into debt financing with convertible promissory notes.

Net Loss

Our net loss decreased by $191,478 to $481,201 for the six months ended June 30, 2014, compared to $672,679 for the prior period ended June 30, 2013. The decrease in net loss was due to a decrease in other income (expenses), and an overall decrease in operating expenses.  Currently the Company had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

 As of June 30, 2014, we had a capital deficit of $813,162 compared to capital deficit of $439,402 for the year ended December 31, 2013. This increase in capital deficit of $373,760 was due primarily to an increase in prepaid expenses, accrued expenses, the issuance of convertible promissory notes and the resultant increase in derivative liability, with a decrease in accounts payable.

During the six months ended June 30, 2014, we used $175,843 of cash for operating activities, as compared to $182,425 for the prior period ended June 30, 2013. The decrease of $6,582 in the use of cash for operating activities was primarily due to an overall decrease in net loss, accounts payable, and non cash net change in derivative liability, amortization of debt discount, and stock compensation, with an increase in prepaid expenses, and accrued expenses.

Cash used in investing activities for the six months ended June 30, 2014 was $34,344, as compared to $455 for the prior period ended June 30, 2013. The overall net change of $33,889 in investing activities was primarily due to increase in patent expenditures and the purchase of fixed assets for the current period compared to the prior period.

Cash provided from financing activities was $130,000 for the six months ended June 30, 2014, as compared to $263,550 for the prior period June 30, 2013. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and have not generated any revenues since inception.

We have a material commitment for capital expenditures in the form of a sponsored research agreement with University of California Santa Barbara during the next twelve months.  Although proceeds from our financing activities are currently sufficient to fund our operating expenses through the next four months, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek additional financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

We believe that we have assets to ensure that we can continue to operate without liquidation over the next four months, due to our cash on hand, and our ability in the past to raise money from our investor base.  Based on the aforesaid, we believe we have the ability to continue our operations for the next twelve months and will be able to realize assets and discharge liabilities in the normal course of our operations.

Our financial statements as of June 30, 2014 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated May 7, 2014 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that will reduce the cost per watt of electricity generated by Photovoltaic solar modules.  We have developed BioBacksheetTM, our first commercially available product, and we are currently focusing on developing additional technologies and products in related sectors by 2015.

Our plan of operation within the next six months is to utilize our cash balances to fully commercialize our bio-based backsheet component (BioBacksheetTM) to replace the petroleum based backsheet in crystalline photovoltaic modules. In addition, we will further develop related PV technologies and components. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2014, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 1, 2014.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)