Form 10-Q
period 2014-09-30
BioSolar Inc
filed 2014-10-29
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

The number of shares of registrant’s common stock outstanding, as of October 28, 2014 was 11,402,518.

BIOSOLAR, INC.
INDEX

Index

PART I   –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$98,347	$158,350
Prepaid expenses	51,407	8,303

TOTAL CURRENT ASSETS	149,754	166,653

PROPERTY AND EQUIPMENT
Machinery and equipment	82,635	81,791
Less accumulated depreciation	(48,871)	(42,996)

NET PROPERTY AND EQUIPMENT	33,764	38,795

OTHER ASSETS
Patents	80,933	47,098
Deposit	770	770

TOTAL OTHER ASSETS	81,703	47,868

TOTAL ASSETS	$265,221	$253,316

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$653	$665
Accrued expenses	161,948	50,148
Derivative liability	1,261,681	361,170
Convertible promissory notes less debt discount of $190,600 and $152,928 respectively	371,400	194,072

TOTAL CURRENT LIABILITIES	1,795,682	606,055

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value;
500,000,000 authorized common shares
10,460,088 and 9,041,281 shares issued and outstanding, respectively	1,045	904
Additional paid in capital	6,772,749	6,625,212
Accumulated deficit	(8,304,255)	(6,978,855)

TOTAL SHAREHOLDERS' DEFICIT	(1,530,461)	(352,739)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$265,221	$253,316

The accompanying notes are an integral part of these condensed financial statements.

Index

BIOSOLAR, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	132,093	173,868	400,638	494,642
Research and development	34,904	707	34,904	2,736
Depreciation and amortization	2,042	2,051	5,875	6,152

TOTAL OPERATING EXPENSES	169,039	176,626	441,417	503,530

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(169,039)	(176,626)	(441,417)	(503,530)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	5	46	24	66
Loss on change in derivative liability	(633,148)	(214,908)	(746,027)	(454,350)
Interest expense	(42,017)	(74,164)	(137,980)	(180,517)

TOTAL OTHER INCOME/(EXPENSES)	(675,160)	(289,026)	(883,983)	(634,801)

NET LOSS	$(844,199)	$(465,652)	$(1,325,400)	$(1,138,331)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.06)	$(0.13)	$(0.16)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	10,460,088	8,043,574	10,085,026	7,232,969

The accompanying notes are an integral part of these condensed financial statements.

Index

BIOSOLAR, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2014

	Preferred Stock		Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Total

Balance at December 31, 2013	-	$-	9,041,281	$904	$6,625,212	$(6,978,855)	$(352,739)

Issuance of common shares for converted promissory notes	-	-	1,418,807	141	105,383	-	105,524

Stock based compensation	-	-	-	-	42,154	-	42,154

Net loss for the nine months ended September 30, 2014	-	-	-	-	-	(1,325,400)	(1,325,400)

Balance at September 30, 2014 (Unaudited)	-	$-	10,460,088	$1,045	$6,772,749	$(8,304,255)	$(1,530,461)

The accompanying notes are an integral part of these condensed financial statements.

Index

BIOSOLAR, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,325,400)	$(1,138,331)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization expense	5,875	6,152
Stock based compensation	42,154	104,813
Beneficial conversion feature	-	(4,584)
Loss on change in derivative liability	746,027	454,350
Amortization of debt discount recognized as interest expense	116,813	175,504
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(43,104)	(4,562)
Increase (Decrease) in:
Accounts payable	(12)	(6,933)
Accrued expenses	117,323	87,242

NET CASH USED IN OPERATING ACTIVITIES	(340,324)	(326,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(844)	-
Patent expenditures	(33,835)	(5,808)

NET CASH USED IN INVESTING ACTIVITIES	(34,679)	(5,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	315,000	177,500
Proceeds from issuance of common stock, net of issuance cost	-	398,291

NET CASH PROVIDED IN FINANCING ACTIVITIES	315,000	575,791

NET INCREASE/(DECREASE) IN CASH	(60,003)	243,634

CASH, BEGINNING OF PERIOD	158,350	42,942

CASH, END OF PERIOD	$98,347	$286,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$529	$-
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Accrued salaries exhcanged for promissory notes	$-	$242,000
Common stock issued for debt	$105,524	$213,119

The accompanying notes are an integral part of these condensed financial statements.

Index
BIOSOLAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014

1.     Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company received a purchase order from a specialty PV manufacturer during 2013, and expects to receive additional orders during 2014. The Company has obtained funds from its shareholders since its inception through the nine months ended September 30, 2014. Management believes existing shareholders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business. There is no assurance that the Company will be able to continue raising the required capital for its operations.

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

Index
BIOSOLAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014

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

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 774,167 exercisable options and 245,000 warrants for the nine months ended September 30, 2014.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2014, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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
We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$1,261,681	$-	$-	$1,261,681

Total liabilities measured at fair value	$1,261,681	$-	$-	$1,261,681

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2014	$361,170
Fair value of derivative liabilities issued	154,485
Conversion of notes payable	(109,504)
Loss on change in derivative liability	855,530
Ending balance as of September 30, 2014	$1,261,681

Index
BIOSOLAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements
Management has reviewed recently issued accounting pronouncements and has adopted the following;

On August 27, 2014, the Company adopted the amendment to ASU 2014-15 on Presentation of Financial Statements Going Concern (Subtopic 205-40). The amendment provides for guidance to reduce diversity in the timing and content of footnote disclosures. The amendment requires management to assess the Company’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The Company has to define the term of substantial doubt, which has to be evaluated every reporting period including interim periods. Management has to provide principles for considering the mitigating effect of its plan, and disclose when substantial doubt is alleviated as well as when it is not alleviated. The Company is required to assess managements plan for a period of one year after the financial statements are issued (or available to be issued). The amendment is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the nine months ended September 30, 2014, the Company issued 1,418,807 shares of common stock at prices ranging from $0.046 to $0.10, for conversion of $100,000 in convertible promissory notes, including $5,524 in accrued interest.

4.    STOCK OPTIONS AND WARRANTS

During the nine months ended September 30, 2014, the Company did not grant any stock options.

		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, January 1, 2014	836,667	$1.43
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2014	836,667	$1.43
Exercisable at September 30, 2014	774,167	$1.52

The weighted average remaining contractual life of options outstanding as of September 30, 2014 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.05	236,667	236,667	1.48
0.40	600,000	500,000	3.42
Total	836,667	736,667

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2014 and 2013, related to the granting of these options was $42,154 and 104,813, respectively.

Warrants
During the nine months ended September 30, 2014, the Company did not grant any warrants. As of September 30, 2014, 245,000 warrants are outstanding.  The warrant terms are 5 years with 95,000 warrants expiring in October 2016 and 150,000 warrants expiring in October 2017.

Index
BIOSOLAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014

4.    STOCK OPTIONS AND WARRANTS (Continued)

		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, January 1, 2014	245,000	$0.97
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2014	245,000	$0.97
Exercisable at September 30, 2014	245,000	$0.97

5. CONVERTIBLE PROMISSORY NOTES

On January 18, 2013, the Company entered into a securities purchase agreement for the sale of 10% convertible promissory note for the aggregate principal amount of $80,000, to be advanced in amounts at the lender’s discretion.  Upon execution of the securities purchase agreement, the Company received an advance of $10,000.  On April 16, 2013, the Company received an additional advance of $25,000. The total advances received were $35,000, of which principal in the amount of $10,000, and $687 in accrued interest was converted into 106,877 shares of common stock at fair value of $0.43 per share on September 29, 2013, leaving a balance of $25,000. During the month of July 2013, the Company extended the maturity date of the note from six (6) months to eighteen (18) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.40 per share b) fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date, or c) the lowest effective price per share granted after the effective date. The fair value of the notes has been determined by using Black-Scholes pricing model with an expected life of more than a year. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $7,387 during the nine months ended September 30, 2014.

On March 1, 2013, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received advances of $35,000 during the year ended December 31, 2013. The note was amended on February 24, 2014, and was extended for six (6) months to mature on August 28, 2014. The note matured and was extended to August 28, 2015. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.20 per share or fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of less than a year. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $7,055 during the nine months ended September 30, 2014.

On June 5, 2013, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($114,000) and Chief Technology Officer ($128,000) in the aggregate amount of $242,000. On March 5, 2014, the Company issued 694,191 upon partial conversion of principal in the amount of $55,000, plus accrued interest of $2,063, leaving a remaining balance of $187,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.24 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $53,851 during the nine months ended September 30, 2014.

On June 21, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received advances of $45,000 during the year ended December 31, 2013. During the nine months ended September 30, 2014, the Company issued 724,616 shares of common stock upon conversion of principal in the amount of $45,000, plus accrued interest of $3,462.  The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $23,603 during the nine months ended September 30, 2014.

Index
BIOSOLAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014

5. CONVERTIBLE PROMISSORY NOTES

On May 2, 2014, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received additional advances in the aggregate of $50,000.  On various dates, the Company received additional advances in the aggregate sum of $265,000. The principal balance at September 30, 2014 was $315,000. The note matures from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.25 per share or fifty percent (50%) of the three (3) lowest trading prices recorded on any trade day after the effective date. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of eighteen (18) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $31,971 during the nine months ended September 30, 2014.

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

During the nine months ended September 30, 2014, approximately $100,000 convertible notes were converted.  As a result of the conversion of these notes, the Company recorded a gain of $109,504 due to the extinguishment of the corresponding derivative liability.  Furthermore, during the nine months ended September 30, 2014, the Company recognized a loss of $855,530 to account for the change in fair value of the derivative liabilities.  At September 30, 2014, the fair value of the derivative liability was $1,261,681.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.02% - 0.58%
Stock volatility factor	104.46% - 149.81%
Weighted average expected option life	1 months - 1.5 years
Expected dividend yield	None

7.	COMMITMENTS AND LITIGATIONS

The Company entered into an agreement with a non-profit organization to perform research activities for a period from July 1, 2014 through June 30, 2015. The cost shall not exceed $139,617. The Company has a commitment to pay quarterly installments of $34,904 due on or before July 1, 2014, October 1, 2014, January 1, 2015 and April 1, 2015. During the period ended September 30, 2014, the Company prepaid $34,904 for the October installment, and recognized research and development cost in the amount of $34,904 for the period. The remaining balance of $69,809 will be paid on the specified due dates.

8. SUBSEQUENT EVENT

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On October 2, 2014, the Company issued 473,419 shares of common stock for a converted note of $15,000 in principal, plus accrued interest of $2,360.

On October 3, 2014, the Company issued 469,011 shares of common stock for a converted note of $15,000 in principal, plus accrued interest of $2,199.

On October 21, 2014, the Company received $50,000 additional advance on note dated May 2, 2014.

Index

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

We are continuing our research efforts on further improving bio-based components that meet the thermal and durability requirements of current PV solar module manufacturing processes for conventional crystalline cell designs as well as thin film PV devices in an effort to capitalize on cost advantages to current petroleum based PV solar module components.

We are currently focusing on developing a supercapacitor technology for reducing the cost of storing the energy of the sun. Existing battery technologies, such as lithium-ion batteries, are good for longer-term energy storage, but cannot be charged or discharged rapidly. This limits the use of batteries to power backup applications. BioSolar is developing a low cost polymer-based supercapacitor that can be charged and discharged hundreds of times faster than batteries, and will complement batteries for the storage of solar energy.

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

Index

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

Recently Issued Accounting Pronouncements

Management adopted a recently issued accounting pronouncement during the three months ended September 30, 2014, as disclosed in the notes to the financial statements included in this report.

Results of Operations – Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $41,775 to $132,093 for the three months ended September 30, 2014, compared to $173,868 for the prior period September 30, 2013. This decrease in G&A expenses was the result of an increase in professional fees of $9,636, and investor relations of $6,366, with a decrease in non-cash stock compensation expense of $19,456, salaries in the amount of $19,800, payroll tax expense of $9,722, travel in the amount of $7,849 and an overall decrease of $950 in G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $34,197 to $34,904 for the three months ended September 30, 2014, compared to $707 for the prior period ended September 30, 2013. This overall increase in R&D expenses was the result of focusing on bringing the product to market.

Other Income/(Expenses)

Other income and (expenses) increased by $386,134 to $675,160 for the three months ended September 30, 2014, compared to $289,026 for the prior period ended September 30, 2013. The increase was the result of a decrease in interest income of $41, and amortization of debt discount in the amount of $34,532, with an increase in the change in fair value of the derivative instruments of $418,240, and an increase in interest expense in the amount

Index

of $2,467. The increase in other income and (expenses) was due to the Company entering into debt financing through the issuance of convertible promissory notes.

Net Loss

Our net loss increased by $378,547 to $844,199 for the three months ended September 30, 2014, compared to $465,652 for the prior period ended September 30, 2013. The increase in net loss was due to an increase in other income (expenses), and an overall decrease in operating expenses.  The Company has not generated any revenues.

Results of Operations – Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

OPERATING EXPENSES

General and Administrative Expenses

G&A expenses decreased by $94,004 to $400,638 for the nine months ended September 30, 2014, compared to $494,642 for the prior period September 30, 2013. This decrease in G&A expenses was the result of an increase in payroll tax expense of $9,722, and professional fees of $3,873, with a decrease in non-cash stock compensation expense of $62,658, salaries in the amount of $33,000, travel expense of $10,348, and an overall decrease of $1,593 in G&A expenses.

Research and Development

R&D expenses increased by $32,168 to $34,904 for the nine months ended September 30, 2014, compared to $2,736 for the prior period ended September 30, 2013. This overall decrease in R&D expenses was the result of focusing on bringing the product to market.

Other Income/(Expenses)

Other income and (expenses) increased by $249,182 to $883,983 for the nine months ended September 30, 2014, compared to $634,801 for the prior period ended September 30, 2013. The increase was the result of a decrease in interest income of $42, and amortization of debt discount in the amount of $50,338, with a increase in the net change in fair value of the derivative instruments of $291,677, and an increase in interest expense in the amount of $7,885. The increase in other income and (expenses) was due to the Company entering into debt financing with convertible promissory notes.

Net Loss

Our net loss increased by $187,069 to $1,325,400 for the nine months ended September 30, 2014, compared to $1,138,331 for the prior period ended September 30, 2013. The increase in net loss was due to a increase in other income (expenses), and an overall decrease in operating expenses.  Currently the Company had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

 As of September 30, 2014, we had a capital deficit of $1,645,928 compared to capital deficit of $439,402 for the year ended December 31, 2013. This increase in capital deficit of $1,206,526 was due primarily to an increase in prepaid expenses, accrued expenses, the issuance of convertible promissory notes and the resultant increase in derivative liability, with a decrease in accounts payable.

During the nine months ended September 30, 2014, we used $340,324 of cash for operating activities, as compared to $326,349 for the prior period ended September 30, 2013. The increase of $13,975 in the use of cash for operating activities was primarily due to an increase in net loss, non cash net change in derivative liability, prepaid

Index

expense, and accrued expenses,  with an overall decrease in accounts payable, non cash amortization of debt discount, and stock compensation.

Cash used in investing activities for the nine months ended September 30, 2014 was $34,679, as compared to $5,808 for the prior period ended September 30, 2013. The overall net change of $28,871 in investing activities was primarily due to increase in patent expenditures and the purchase of fixed assets for the current period compared to the prior period.

Cash provided from financing activities was $315,000 for the nine months ended September 30, 2014, as compared to $575,791 for the prior period September 30, 2013. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and have not generated any revenues since inception.

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

Our financial statements as of September 30, 2014 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 24, 2014 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that will reduce the cost per watt of electricity generated by Photovoltaic solar modules.  We have developed BioBacksheetTM, our first commercially available product, and we are currently focusing on developing a low cost supercapacitor technology for solar energy storage by 2015.

Our plan of operation within the next six months is to utilize our cash balances to further develop and improve our polymer-based supercapacitor technonology and components for PV energy storage.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2014, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient

Index

funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

Index

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on October 29, 2014.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)