Form 10-K
period 2014-12-31
BioSolar Inc
filed 2015-03-23
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54819

BIOSOLAR, INC.
(Name of registrant in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-4754291 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2014,  was approximately $633,510

The number of shares of registrant’s common stock outstanding, as of March 20, 2015 was 12,171,879.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.       BUSINESS.

Overview

We are engaged in the development of innovative technologies and materials that we believe will reduce the cost per watt of electricity generated by Photovoltaic solar modules. The process for producing electricity from sunlight is known as Photovoltaics. Photovoltaic ("PV") is the science of capturing and converting sun light into electricity.

We have developed BioBacksheetTM, a high performance green back sheet for Photovoltaic solar modules. Back sheet is the bottom most layer of the conventional PV panels that provides insulation and protection from the environment.

We are currently developing technologies and materials for storing electrical energy produced by Photovoltaic solar modules.  We are focusing our research and product development efforts on low cost polymer-based components for electrical energy storage and supercapacitors that can be charged and discharged hundreds of times faster than batteries and will hold more energy than conventional supercapacitors.

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

According to the latest edition of NPD Solarbuzz Marketbuzz, the solar photovoltaic (PV) industry is predicted to experience rapid growth over the next five years, with up to 100 gigawatts (GW) of annual installations, growing to $50 billion per year of PV module revenue by 2018. With all of these solar panels being installed, there is still one major challenge that prevents solar from being a primary and reliable source of power – the sun does not shine at night.

As a result, solar users will switch to using electricity from the local power company during the evening hours. This switch causes sudden spikes in power demand on the grid and creates havoc at the local power company because the grid is not designed to respond to rapid demand changes. The key to solving this problem is efficient solar energy storage systems that can be charged and discharged rapidly, day in and day out. This will time-shift daytime solar energy for nighttime use with minimal reliance on the power grid.

According to the Solar Energy Industries Association, the demand for rooftop solar paired with energy storage systems will reach $1 billion in the U.S. by 2020, and will create pent up demand for cost effective solar energy storage solutions. Paring with solar panels with batteries means users can store power during the day and use it at night, reducing electricity bills. Those savings can be more significant for customers who pay higher rates for electricity during peak periods.

Research and Development

We have developed and produced robust bio-based components that meet the stringent thermal and durability requirements of current solar module manufacturing processes. Our strategy was to identify those bio-based materials that are inherently durable, then apply proprietary material processes to enhance the desirable characteristics of these bio-based materials – turning them into robust and durable materials to be used as solar panel components.  Based on long term environmental testing performed by the Company, we believe our latest BioBacksheet is more durable than conventional petroleum based back sheets available in the market today.

We developed multiple versions of our bio-based back sheet, and the latest version of the mono-layer BioBacksheet successfully obtained Underwriters Laboratories’ (UL) material certification in February 2011.   This version of BioSolar Backsheet (BioBacksheetTM) is designed for conventional c-Si solar modules, which currently represents over 75 percent of solar modules produced in the world, as well as for certain thin film solar modules.  The relative thermal index (RTI) rating of 130 degree C by UL was issued during the 3nd quarter of 2012, and a number of solar panel manufacturers have been able to obtain certifications on their panels incorporating BioBacksheet for UL/IEC, a required step before considering mass production.  These back sheets are available in rolls of film for direct use in lamination and roll-to-roll assembly systems.

 We use Nylon 11 in our BioBacksheet. Nylon 11 is derived from castor oil. Our current supplier of this product is Arkema, Inc. We do not currently have an agreement with Arkema for the supply of Nylon 11 and there is currently no other known supplier of Nylon 11. If we are unable to obtain Nylon 11 for our products, we will seek alternative options, which may include Nylon 1010 or Nylon 12 for which there are many known suppliers.

      Since solar energy is only available during the day and naturally sporadic because of weather and cloud conditions, a large capacity and fast charge-discharge energy storage system is needed to quickly store the energy of the sun so that it can be used anytime – day or night.  Therefore, solar energy storage systems need battery banks with high specific energy (Wh/Kg) to store as much energy as possible without increased size. At the same time, the systems need to provide high specific power (mAh/g) for fast charge to harvest as much energy as possible when the sunlight is available. Most importantly, the system should be able to handle large number of charge-discharge cycles possible before requiring battery replacement.

We are currently developing low cost polymer-based components for electrical energy storage and polymer-based supercapacitors that can be charged and discharged hundreds of times faster than batteries, and will complement batteries for the storage of solar energy. By integrating BioSolar supercapacitors as the high power frontend to battery banks, with fewer battery banks than would ordinarily be required, daytime solar energy can be quickly and cost-effectively stored for nighttime use.

We co-own the patent-application for a supercapacitor technology with the University of California at Santa Barbara (“UCSB”), and is currently funding a sponsored research program to further its development. The lead inventors of the technology are UCSB professor Dr. Alan Heeger, the recipient of a Nobel Prize in 2000 for the discovery and development of conductive polymers, and Dr. David Vonlanthen, a post-doctoral researcher at UCSB.

Marketing Strategy

We are marketing our bio-based solar module component directly to photovoltaic module manufacturers as well as through manufacturer’s reps.  Our current marketing effort also includes working with potential licensing partners in geographical target markets to manufacture and supply to photovoltaic module manufacturers.

We will begin marketing our energy storage components and devices as soon as scaled up demonstration prototypes become available. Our marketing plan includes engaging with large energy storage device manufacturers, as well as identifying potential licensing partners in geographical target markets to manufacture and supply to photovoltaic installation industry.

In the future, we plan to undertake advertising and promotion efforts. These efforts will be outsourced and will require the services of advertising and public relations firms. We have tentatively chosen a firm whom we believe is capable of assisting us with comprehensive advertising and promotion plans. However, we have not entered into any agreements or understandings with this firm and there can be no assurance that we will be able to enter into any such agreement on terms that are favorable to us. To date, we do not have an estimated cost of our marketing strategy.

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

Manufacturing and Distribution

We currently do not have any mechanism for the manufacture and distribution of our BioBacksheetTM, nor do we have adequate financing to undertake these efforts on our own. We will be outsourcing manufacturing and distribution efforts to contract manufacturing and distributions firms. We do not currently have any agreements with any manufacturing or distribution firms.

Intellectual Property

On May 19, 2011, we filed a patent to protect the intellectual property rights for “Photovoltaic Module Backsheet, Materials for Use in Module Backsheet and Process for Making the Same”, application number 13/093,549.  The inventor listed on the patent application is Stanley Levy, our Chief Technology Officer.  The company is listed as assignee. This patent is currently pending.

On August 15, 2014, we filed an international patent to protect the intellectual property rights for “A Multicomponent Approach to Enhance Stability and Capacitance in Polymer-Hybrid Supercapacitors”, International Application No. PCT/US2014/051330.  The inventor listed on the patent application are David Vonlanthen, Fred Wudl, Alan J. Heeger, and Pavel Lazarev.  The University of California and BioSolar are listed as assignees. This patent is currently pending.

We have abandoned the patent “Phovoltaic Laminated Module Backsheet, Films and Coatings for Use in Module Backsheet, and Processes for Making the Same”, application number 12/256,176.

We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property.

Competition

While there are a number of companies manufacturing back sheet and other plastic components for PV devices, such as Madico, Inc, we do not know of any employing the use of bio-based components.

There are a number of companies manufacturing supercapacitors in the world including: Maxwell, Vinatech, Ioxus, Skeleton Technologies, Yunasko, Ness, LS Cable, BatScap, and JM Energy.

Technology Development Partners

We co-own the patent-application for our supercapacitor technology with the University of California at Santa Barbara (“UCSB”), and is currently funding a sponsored research program to further its development. The lead inventors of the technology are UCSB professor Dr. Alan Heeger, the recipient of a Nobel Prize in 2000 for the discovery and development of conductive polymers, and Dr. David Vonlanthen, a post-doctoral researcher at UCSB.

To assist us in the development of our technology, we intend to seek out and enter into technology development agreements with other entities with PV storage and materials expertise.

Corporate Information and History

We were incorporated in the State of Nevada on April 24, 2006, as BioSolar Labs, Inc. Our name was changed to BioSolar, Inc. on June 8, 2006. Our principal executive offices are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387, and our telephone number is (661) 251-0001. Our fiscal year end is December 31.

EMPLOYEES

As of March 20, 2015, we had one (1) full time employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.       RISK FACTORS

WE HAVE A LIMITED HISTORY OF LOSSES AND HAVE NEVER REALIZED REVENUES TO DATE.

Since inception, we have incurred losses and have negative cash flows from operations and have realized only minimal revenues. From inception through December 31, 2014, we incurred a net loss of $10,409,034. These factors, among others discussed in Note 1 to the financial statements included in this report, raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES.

While we have made progress in the development of our products, we have generated only minimal  revenues and are unable to project when we will achieve profitability, if at all. As is the case with any new technology, we are a development stage company and expect the development process to continue. We may not be able to develop our product offering, develop a customer base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Growth beyond the product development stage will place a significant strain on our administrative, operational and financial resources. In addition, our operations will not be able to move out of the development stage without additional funding.

OUR REVENUES ARE DEPENDENT UPON ACCEPTANCE OF OUR PRODUCTS BY THE MARKET; THE FAILURE OF WHICH WOULD CAUSE TO CURTAIL OR CEASE OPERATIONS.

We believe that virtually all of our revenues will come from the sale or license of our products. As a result, we will continue to incur substantial operating losses until such time as we are able to sell and license our products from the sale or license of our products. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for or license our products. In the event that we are not able to significantly increase the number of customers that purchase or license our products, or if we are unable to charge the necessary prices or license fees, our financial condition and results of operations will be materially and adversely affected.

WE DO NOT MAINTAIN THEFT OR CASUALTY INSURANCE, AND ONLY MAINTAIN MODEST LIABILITY AND PROPERTY INSURANCE COVERAGE AND THEREFORE WE COULD INCUR LOSSES AS A RESULT OF AN UNINSURED LOSS.

We do not maintain theft or casualty insurance and we have modest liability and property insurance coverage. We cannot assure you that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured or insured loss or liability could have a material adverse effect on our results of operations.

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our management, including Dr. David Lee who has been critical to the development of our technologies and business. The loss of the services of Dr. Lee could have a material adverse effect on our operations. We do not have an employment agreement with Dr. Lee and do not maintain key man insurance with respect to Dr. Lee. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Dr. Lee, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

THE LOSS OF STRATEGIC RELATIONSHIPS USED IN THE DEVELOPMENT OF OUR PRODUCTS AND TECHNOLOGY COULD IMPEDE OUR ABILITY TO COMPLETE OUR PRODUCT.

We may rely on strategic relationships with technology development partners to provide personnel, and expertise in the research and development of our technology and manufacturing process underlying our product. A loss of these relationships for any reason could cause us to experience difficulties in completing the development of our product and implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

OUR PATENT APPLICATIONS FOR OUR TECHNOLOGY ARE PENDING AND THERE IS NO ASSURANCE THAT THESE APPLICATIONS WILL BE GRANTED. FAILURE TO OBTAIN THE PATENTS FOR OUR APPLICATIONS COULD PREVENT US FROM SECURING ROYALTY PAYMENTS IN THE FUTURE, IF APPROPRIATE.

We have filed patents to protect the intellectual property rights “Photovoltaic Laminated Module Backsheet, Material for Use In Module Backsheet and Process for Making the Same,” and for “A Multicomponent Approach to Enhance Stability and Capacitance in Polymer-Hybrid Supercapacitors.” To date our patent applications have not been granted. We cannot be certain that these patents will be granted nor can we be certain that other companies have not filed for patent protection for this technology before us. Even if we are granted patent protection for our technology, there is no assurance that we will be in a position to enforce our patent rights. Failure to be granted patent protection for our technology could result in greater competition or in limited royalty payments. This could result in inadequate revenue and cause us to cease operations.

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

While there are a number of companies manufacturing components for PV devices and electrical energy storage devices, we do not know of any employing the use of bio-based materials or polymer-based supercapacitor designs. We may face competition from these companies as they may expand or combine with other combines to extend their product offering to incorporate bio-based materials. In addition, other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their PV components to address the needs of our prospective customers.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 45.9% of the outstanding shares of our common stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

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

	Fiscal 2014		Fiscal 2013
Quarter Ended	High	Low	High	Low
March 31	$0.1788	$0.0822	$0.99	$0.305
June 30	$0.2999	$0.1373	$0.99	$0.20
September 30	$0.23	$0.0701	$0.60	$0.24
December 31	$0.2799	$0.01	$0.57	$0.05

Common Stock

As of March  20, 2015, our common stock was held by 87 stockholders of record and we had  12,171,879 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

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

Transfer Agent

The Company's registrar and transfer agent is Computershare Trust Company N.A., P.O. Box 43070, Providence, RI 02940-3070.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception through December 31, 2014.

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

Unregistered Sales of Equity Securities

During the three months ended December 31, 2014, the Company issued 1,386,266 shares of common stock upon conversion of convertible notes in the amount of $35,000 in principal, plus interest in the amount of $5,477.

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

Overview

We are engaged in the development of innovative technologies and materials that we believe will reduce the cost per watt of electricity generated by Photovoltaic solar modules. The process for producing electricity from sunlight is known as Photovoltaics. Photovoltaic ("PV") is the science of capturing and converting sun light into electricity.

We have developed BioBacksheetTM, a high performance green back sheet for Photovoltaic solar modules. Back sheet is the bottom most layer of the conventional PV panels that provides insulation and protection from the environment.

We are developing technologies and materials for storing electrical energy produced by Photovoltaic solar modules.  We are currently focusing our research and product development efforts on low cost polymer-based supercapacitors that can be charged and discharged hundreds of times faster than batteries and will hold more energy than conventional supercapacitors.

We were incorporated in the State of Nevada on April 24, 2006, as BioSolar Labs, Inc. Our name was changed to BioSolar, Inc. on June 8, 2006. Our principal executive offices are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387, and our telephone number is (661) 251-0001. Our fiscal year end is December 31.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased by $140,173 to $513,170 for the year ended December 31, 2014, compared to $653,903 for the prior year ended December 31, 2013. This decrease in G&A expenses was the result of a decrease in non-cash compensation expense in the amount of $82,114, salaries in the amount of $52,800, travel expenses in the amount of $15,757, with an increase in overall G&A expenses of $10,498.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs increased by $41,856 to $69,809 for the year ended December 31, 2014 compared to $27,953for the prior year ended December 31, 2013. This increase in R&D costs represents the cost of utilizing outside services by corporations for testing our product. The Company’s focus has been to market its product.

OTHER INCOME/(EXPENSES)

Other income and (expenses) increased by $2,328,113 to $2,838,730 for the year ended December 31, 2014, compared to $510,517 the prior year ended December 31, 2013. The increase was the result of an increase in  loss on change in fair value of derivative instruments of $2,394,639, amortization of debt discount in the amount of $80,663, and an increase in interest expense in the amount of $14,137, with a decrease in interest income of $69. The increase in other income and (expenses) is attributed to the debt financing undertaken by the Company.

NET LOSS

         Net loss increased by $2,229,604, to $3,430,180 for the year ended December 31, 2014, compared to $1,200,576 for the prior year ended December 31, 2013.  The increase in net loss was due to an increase in other income and expenses and R&D cost, with a decrease in G&A expenses. Currently, the Company has no revenues.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2014, we had $3,703,333 in working capital deficit as compared to $439,402 for the prior year ended December 31, 2013. The increase of $3,263,931 in working capital deficit was due primarily to an increase in prepaid expenses, accounts payable, issuance of convertible promissory notes and the resultant derivative liability, with a decrease in cash, and accrued expenses.

   During the year ended December 31, 2014, the Company used $472,134 of cash for operating activities, as compared to $454,575 for the prior year ended December 31, 2013. The increase in the use of cash for operating activities was a result of an increase in net loss due to an increase in non-cash stock compensation cost, non-cash depreciation, and non-cash accounts associated with derivative financing, and an increase in accounts payable, accrued expenses, loss on intangible impairment, and beneficial conversion feature.

          Cash used by investing activities was $39/576 for the year ended December 31, 2014 as compared to $5,808 for the prior year ended December 31, 2013. The increase in cash used by investing activities was due to the purchase of tangible and intangible assets in the current year.

          Cash provided from financing activities during the year ended December 31, 2014 was $500,000 as compared to $575,791 for the prior year ended December 31, 2013. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and have no revenues.

Our financial statements as of December 31, 2014 and 2013 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 20, 2015 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that we believe will reduce the cost per watt of electricity generated by Photovoltaic solar modules.  We have developed BioBacksheetTM, our first commercially available product, and we are currently focusing on developing a low cost energy storage technology and materials for PV energy storage by 2016.

Our plan of operation within the next six months is to utilize our cash balances to develop our polymer-based supercapacitor technology and other components for PV energy storage.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2015, based upon its current operating plan and condition. We expect increased expenses during second half of 2015 as we ramp up prototyping efforts for other components for PV energy storage.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	55	Chief Executive Officer, Acting Chief Financial Officer and Director
Stanley Levy	75	Vice President and Chief Technology Officer
Steven C. Bartling	52	Director
Dennis LePon	68	Director

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

COMMITTEES OF THE BOARD

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be performed by a committee. We do not currently have an audit committee financial expert.

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

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held six meetings in 2014 including four meetings prior to filing three quarterly and one annual reports.  All board members were present at all of the six meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2014 all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for o the named exertive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee - CEO and	2014	$144,000							$144,000
Acting CFO	2013	$144,000	0	0	0	0	0	0	$144,000

Stanley Levy – CTO	2014	$79,200							$79,200
	2013	$132,000	0	0	0	0	0	0	$132,000

        During the year ended December 31, 2014, our Chief Executive Officer was paid compensation in cash for a total of $96,000 and our Chief Technology Officer was paid compensation in cash for a total of $35,200. On December 18, 2014, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s and Chief Executive Officer ($67,000) and Chief Technology Officer ($61,000) in the aggregate amount of $128,000, which covered partial payment of $19,000 to our Chief Executive Officer for 2013 and $17,000 to our Chief Technology Officer and and $48,000 to our Chief Executive Officer  and $44,000 to our Chief Technology Officer in 2014.

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

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 20, 2015, the number of and percent of our common stock beneficially owned by:

·	all directors and nominees, naming them,

·	our executive officers,

·	our directors and executive officers as a group, without naming them, and

·	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 20, 2015 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 20, 2015 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Biosolar, Inc.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total (1)
Common Stock	David Lee	2,278,651	15.8%
Common Stock	Stanley Levy	873,877	6.7%
Common Stock	Steven C. Bartling	583,397	4.6%
Common Stock	Dennis LePon	116,668	*
Common Stock	All Executive Officers and Directors as a Group (4 persons )	3,852,593	28.0%
Common Stock	Ed and Esther Bouryng 1145 Bellview Rd McLean, VA 22102	796,279	6.1%

*Less than one percent.

(i) Based upon 12,171,879 shares issued and outstanding as of March 20, 2015.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

    There were no material related party transactions which we entered into from inception (April 24, 2006) to December 31, 2014.

Director Independence

    Steven C. Bartling is independent as the term "independent" is defined under the NASDAQ Marketplace Rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

   The aggregate fees billable to us by Liggett, Vogt & Webb P.A. during 2014 and 2013 for the audit of our annual financial statements for the fiscal year totaled approximately $19,500 and $12,000, respectively.

Audit-Related Fees

   We did not incur assurance and audit-related fees during 2014 and 2013, to Liggett, Vogt & Webb P.A. nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

    We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended December 31, 2014 and 2013, respectively.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 23, 2015.

BioSolar, Inc.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/S/ DAVID LEE	CHIEF EXECUTIVE OFFICER	March 23, 2015
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND
FINANCIAL OFFICER) AND
	CHAIRMAN OF THE BOARD	March 23, 2015

/s/ STEVEN C. BARTLING	DIRECTOR
STEVEN C. BARTLING		March 23, 2015

/S/ DENNIS LEPON	DIRECTOR
DENNIS LEPON		March 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
BioSolar, Inc.
Santa Clarita, California

We have audited the accompanying balance sheet s of BioSolar. Inc. (“the Company”) as of December 31, 2014 and 2013, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSolar, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett, Vogt & Webb, P.A.
Liggett, Vogt & Webb, P.A.

March 20, 2015
New York, New York

BIOSOLAR, INC.
BALANCE SHEETS
	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$146,640	$158,350
Prepaid expenses	45,620	8,303

TOTAL CURRENT ASSETS	192,260	166,653

PROPERTY AND EQUIPMENT
Machinery and equipment	82,635	81,791
Less accumulated depreciation	(50,937)	(42,996)

NET PROPERTY AND EQUIPMENT	31,698	38,795

OTHER ASSETS
Patents	85,830	47,098
Deposit	770	770

TOTAL OTHER ASSETS	86,600	47,868

TOTAL ASSETS	$310,558	$253,316

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,982	$665
Accrued expenses	35,272	50,148
Derivative liability	3,320,943	361,170
Convertible promissory notes less debt discount of $307,604 and $152,928 respectively	532,396	194,072

TOTAL CURRENT LIABILITIES	3,895,593	606,055

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value;
500,000,000 authorized common shares
11,846,354 and 9,041,281 shares issued and outstanding, respectively	1,184	904
Additional paid in capital	6,822,815	6,625,212
Accumulated deficit	(10,409,034)	(6,978,855)

TOTAL SHAREHOLDERS' DEFICIT	(3,585,035)	(352,739)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$$310,558	$253,316

The accompanying notes are an integral part of these financial statements.

BIOSOLAR, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
	For the Years End
	December 31, 2014	December 31, 2013

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	513,730	653,903
Research and development	69,809	27,953
Depreciation and amortization	7,941	8,203

TOTAL OPERATING EXPENSES	591,480	690,059

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(591,480)	(690,059)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	30	99
Loss on change in derivative liability	(2,645,222)	(188,261)
Interest expense	(193,507)	(322,355)

TOTAL OTHER INCOME/(EXPENSES)	(2,838,699)	(510,517)

NET LOSS	$(3,430,179)	$(1,200,576)

BASIC AND DILUTED LOSS PER SHARE	$(0.33)	$(0.16)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	10,411,873	7,601,521

The accompanying notes are an integral part of these financial statements.

BIOSOLAR, INC. STATEMENT OF SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2012	-	$-	6,434,413	$643	$5,676,680	$(5,778,279)		$(100,956)

Issuance of common shares for cash at prices of $0.22 and $0.28 per share	-	-	1,530,631	153	398,138	-		398,291

Issuance of common shares for converted promissory notes at fair value	-	-	1,076,237	108	436,766	-		436,874

Adjustment of beneficial conversion feature	-	-	-	-	(20,369)	-		(20,369)

Stock compensation cost	-	-	-	-	133,997	-		133,997

Net loss for the year ended December 31, 2013	-	-	-	-	-	(1,200,576)		(1,200,576)

Balance at December 31, 2013	-	-	9,041,281	904	6,625,212	(6,978,855)		(352,739)

Issuance of common shares for converted promissory notes	-	-	2,805,073	280	145,720	-		146,000

Stock based compensation	-	-	-	-	51,883	-		51,883

Net loss for the year ended December 31, 2014	-	-	-	-	-	(3,430,179)		(3,430,179)

Balance at December 31, 2014	-	$-	11,846,354	$1,184	$6,822,815	$(10,409,034)	$	$(3,585,035)

The accompanying notes are an integral part of these financial statements.

BIOSOLAR, INC. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
	For the Years Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,430,179)	$(1,200,576)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization expense	7,941	8,203
Stock based compensation	51,883	133,997
Beneficial conversion feature	-	(4,584)
Loss on change in derivative liability	2,645,222	188,261
Amortization of debt discount recognized as interest expense	159,874	307,442
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(37,317)	3,220
Increase (Decrease) in:
Accounts payable	6,317	(8,588)
Accrued expenses	124,125	118,050

NET CASH USED IN OPERATING ACTIVITIES	(472,134)	(454,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(844)	-
Patent expenditures	(38,732)	(5,808)

NET CASH USED IN INVESTING ACTIVITIES	(39,576)	(5,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	500,000	177,500
Proceeds from issuance of common stock, net of issuance cost	-	398,291

NET CASH PROVIDED IN FINANCING ACTIVITIES	500,000	575,791

NET (DECREASE)/INCREASE IN CASH	(11,710)	115,408

CASH, BEGINNING OF PERIOD	158,350	42,942

CASH, END OF PERIOD	$146,640	$158,350

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$529	$597
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Accrued salaries exchanged for promissory notes	$128,000	$-
Common stock issued for convertible notes and accrued interest	$146,000	$436,873

The accompanying notes are an integral part of these financial statements.

BIOSOLAR, INC.
NOTES TO FINANICAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1.      ORGANIZATION AND LINE OF BUSINESS

Organization
BioSolar, Inc. (the "Company") was incorporated in the state of Nevada on April 24, 2006.  The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market Photovoltaic solar technology products.

Line of Business
We are engaged in the development of innovative technologies and materials that we believe will reduce the cost per watt of electricity generated by Photovoltaic solar modules. We have developed BioBacksheetTM, a high performance green back sheet for Photovoltaic solar modules. We are currently developing technologies and materials for storing electrical energy produced by Photovoltaic solar modules.  We are focusing our research and product development efforts on low cost polymer-based components for electrical energy storage.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds through private placement offerings of equity and debt. .  Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business. There is no assurance that the Company will be able to continue raising the required capital for its operations.

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

Depreciation expense for the years ended December 31, 2014 and 2013 was $7,941 and $8,203, respectively.

BIOSOLAR, INC.
NOTES TO FINANICAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2014 and 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 811,667 exercisable options and 245,000 warrants for the year ended December 31, 2014. The Company has excluded 611,667 exercisable options and 245,000 warrants for the year ended December 31, 2013.

	For the years ended
	December 31, ,
	2014	2013

(Loss) to common shareholders (Numerator)	$(3,430,179)	$(1,200,576)

Basic and diluted weighted average number of common shares outstanding (Denominator)	10,411,873	7,601,521

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2014, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

BIOSOLAR, INC.
NOTES TO FINANICAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  December 31, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$3,320,943	$-	$-	$3,320,943

Total liabilities measured at fair value	$3,320,943	$-	$-	$3,320,943

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  December 31, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$361,170	$-	$-	$361,170

Total liabilities measured at fair value	$361,170	$-	$-	$361,170

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2013	$-
Fair value of derivative liabilities issued	455,786
Conversion of notes payable	(282,877)
Loss on change in derivative liability	188,261
Beginning balance as of December 31, 2013	$361,170
Fair value of derivative liabilities issued	314,551
Loss on change in derivative liability	2,645,222
Ending balance as of December 31, 2014	$3,320,943

        Research and Development
Research and development costs are expensed as incurred.  Total research and development costs were $69,809 and $27,953 for the years ended December 31, 2014 and 2013, respectively.

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

Recently Issued Accounting Pronouncements

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) –  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term  substantial doubt,  (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

3.	CAPITAL STOCK

During the year ended December 31, 2014, the Company issued 2,805,073 shares of common stock at prices ranging from $0.0367 to $0.10, for conversion of $135,000 in convertible promissory notes, including $11,000 in accrued interest.

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

BIOSOLAR, INC.
NOTES TO FINANICAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

4.    STOCK OPTIONS AND WARRANTS

During the year ended December 31, 2014, the Company did not grant any stock options.

	12/31/2014		12/31/2013
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	836,667	$1.43	236,667	$4.05
Granted	-	0.40	600,000	0.40
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	836,667	$1.43	836,667	$1.43
Exercisable at the end of period	811,667	$1.46	611,667	$1.81

The weighted average remaining contractual life of options outstanding as of December 31, 2014 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.05	236,667	236,667	1.23
0.40	600,000	575,000	3.17
Total	836,667	811,667

The weighted average remaining contractual life of options outstanding as of December 31, 2013 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.05	236,667	236,667	2.23
0.40	600,000	375,000	4.17
Total	836,667	611,667

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

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2014 and 2013, related to the granting of these options was $51,883 and $133,997.

As of December 31, 2014 and 2013, there was no intrinsic value with regards to the outstanding options.

During the year ended December 31, 2014, the Company did not grant any stock options.

For purpose of determining the fair market value of the stock options granted during the year ended December 31, 2013, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

12/31/2013
Risk free interest rate	0.75%
Stock volatility factor	82.00%
Weighted average expected option life	5 years
Expected dividend yield	None

Warrants
During the years ended December 31, 2014 and 2013, the Company granted no warrants. As of December 31, 2014 and 2013, 245,000 warrants were outstanding for both years, respectively.  The warrant terms are 5 years with 95,000 warrants expiring in October 2016 and 150,000 warrants expiring in October 2017.

BIOSOLAR, INC.
NOTES TO FINANICAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

4.    STOCK OPTIONS AND WARRANTS (Continued)

	12/31/2014		12/31/2013
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Warrants	price	Warrants	price
Outstanding, beginning of period	245,000	$0.97	245,000	$0.97
Granted	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	245,000	$0.97	245,000	$0.97
Exercisable at the end of period	245,000	$0.97	245,000	$0.97

5. CONVERTIBLE PROMISSORY NOTES

On January 18, 2013, the Company entered into a securities purchase agreement for the sale of 10% convertible promissory note in the aggregate principal amount of $80,000, to be advanced in amounts at the lender’s discretion.  Upon execution of the securities purchase agreement, the Company received an advance of $10,000.  On April 16, 2013, the Company received an additional advance of $25,000. The total advances received were $35,000, of which principal in the amount of $10,000, and $687 in accrued interest was converted into 106,877 shares of common stock at fair value of $0.43 per share on September 29, 2013, leaving a balance of $25,000. In the month of July 2013, the Company extended the maturity date of the note from six (6) months to eighteen (18) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.40 per share b) fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date, or c) the lowest effective price per share granted after the effective date. The fair value of the notes has been determined by using Black-Scholes pricing model with an expected life of more than a year. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $7,736 during the year ended December 31, 2014.

On March 1, 2013, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible promissory note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $10,000 and an additional advance of $25,000 during the year ended December 31, 2013. The note was amended on February 24, 2014, and was extended  on the maturity date through August 28, 2014. Subsequently the note matured and was extended through August 28, 2015. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.20 per share or fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. On October 2, 2014 and December 30, 2014, the lender converted $20,000 in principal, plus $3,278 of accrued interest. As of December 31, 2014, the remaining balance was $15,000.The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of less than a year. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $7,055 during the year ended December 31, 2014.

On June 5, 2013, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($114,000) and Chief Technology Officer ($128,000) in the aggregate amount of $242,000. On March 5, 2014, the Company issued 694,191 upon partial conversion of principal in the amount of $55,000, plus accrued interest of $2,063, leaving a remaining balance of $187,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.24 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $63,967 during the year ended December 31, 2014.

On June 21, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received advances of $45,000 during the year ended December 31, 2013. During the year ended December 31 2014, the Company issued 724,616 shares of common stock upon conversion of the remaining principal in the amount of $45,000, plus accrued interest of $3,462.  The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $23,603 during the year ended December 31, 2014.

BIOSOLAR, INC.
NOTES TO FINANICAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

5. CONVERTIBLE PROMISSORY NOTES (Continued)

On May 2, 2014, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $50,000.  On various dates, the Company received additional advances in the aggregate sum of $450,000. The principal balance at December 31, 2014 was $500,000. The note matures eighteen (18) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.25 per share or fifty percent (50%) of the three (3) lowest trading prices recorded on any trade day after the effective date. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of eighteen (18) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $55,806 during the year ended December 31, 2014.

On December 18, 2014, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($67,000) and Chief Technology Officer ($61,000) in the aggregate amount of $128,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.101 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,707 during the year ended December 31, 2014.

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

During the year ended December 31, 2013, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $314,551, based upon a Black-Sholes-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the year ended December 31, 2014, approximately $135,000 convertible notes were converted.  As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a loss in change in derivative of $175,602 in the statement of operations for the year ended December 31, 2014.   At December 31, 2014 and 2013, the fair value of the derivative liability was $3,320,943 and 361,176, respectively.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

	2014	2013
Risk free interest rate	0.02% - 0.58%	0.04% - 0.38%
Stock volatility factor	104.46% - 149.81%	65.07% - 274.85%
Weighted average expected option life	6 mos - 2 years	6 mos - 2 years
Expected dividend yield	None	None

BIOSOLAR, INC.
NOTES TO FINANICAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

7.    INTANGIBLE ASSETS

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar cells traditionally made from petroleum-based film. During the years ended December 31, 2014 and 2013, the Company reviewed the capitalized patents for impairment in accordance with ASC 350, and determined there was no impairment.  As of December 31, 2014 and 2013, the carrying value of the patents was $85,830 and $47,098, respectively. As of December 31, 2014 and 2013, no amortization has been expensed for the patents, since approval of the patents are pending.

8.   INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.Included in the balances at December 31, 2014 and 2013, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2014 and 2013, the Company did not recognize interest or penalties.

At December 31, 2014, the Company had net operating loss carry-forwards of approximately $6,400,000, which expire starting in 2026. No tax benefit has been reported in the December 31, 2014 and 2013 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013

Book income	$(1,372,071)	$(480,230)

Depreciation	(420)	(720)
Meals and entertainment	350	530
Stock compensation and other non-cash charges	1,142,791	250,040
Accrued payroll	(14,400)	(53,600)

Valuation Allowance	243,750	283,980

Income tax expense	$-	$-

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

BIOSOLAR, INC.
NOTES TO FINANICAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

8.   INCOME TAXES (Continued)

Net deferred tax liabilities consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL carryover	$2,299,720	$2,021,190
R & D credit	47,640	45,990
Accrued payroll	-	36,000

Deferred tax liabilites:
Depreciation	(7,670)	(7,240)

Less Valuation Allowance	(2,339,690)	(2,095,940)

Net deferred tax asset	$-	$-

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

9.  COMMITMENTS AND LITIGATIONS

The Company’s facility is leased on a month to month basis without an expiration date. Our monthly lease payment is $534.  The rent paid for both years ended December 31, 2014 and 2013 were $6,408, respectively.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

10.   SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On January 30, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $50,000.

On February 25, 2015, the Company issued 325,525 shares of common stock upon the partial conversion of a note payable.