Form 10-Q
period 2015-03-31
BioSolar Inc
filed 2015-05-08
CIK 1371128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

The number of shares of registrant’s common stock outstanding, as of May 6, 2015 was 14,955,012.

BIOSOLAR, INC.
INDEX

Index

PART I   –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.
CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$173,538	$146,640
Prepaid expenses	65,825	45,620

TOTAL CURRENT ASSETS	239,363	192,260

PROPERTY AND EQUIPMENT
Machinery and equipment	83,394	82,635
Less accumulated depreciation	(53,031)	(50,937)

NET PROPERTY AND EQUIPMENT	30,363	31,698

OTHER ASSETS
Patents	90,562	85,830
Deposit	770	770

TOTAL OTHER ASSETS	91,332	86,600

TOTAL ASSETS	$361,058	$310,558

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$21,402	$6,982
Accrued expenses	51,535	35,272
Derivative liability	2,879,877	3,320,943
Convertible promissory notes less debt discount of $284,799 and $307,604 respectively	730,201	532,396

TOTAL CURRENT LIABILITIES	3,683,015	3,895,593

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
10,000,000 authorized preferred shares	-	-
Common stock, $0.0001 par value;
500,000,000 authorized common shares
12,171,879 and 11,846,354 shares issued and outstanding, respectively	1,217	1,184
Additional paid in capital	6,841,207	6,822,815
Accumulated deficit	(10,164,381)	(10,409,034)

TOTAL SHAREHOLDERS' DECIFIT	(3,321,957)	(3,585,035)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$361,058	$310,558

Index

BIOSOLAR, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	118,146	156,045
Research and development	34,904	-
Depreciation and amortization	2,094	1,826

TOTAL OPERATING EXPENSES	155,144	157,871

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(155,144)	(157,871)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	7	12
Gain on change in derivative liability	485,233	45,004
Interest expense	(85,443)	(63,131)

TOTAL OTHER INCOME/(EXPENSES)	399,797	(18,115)

NET INCOME (LOSS)	$244,653	$(175,986)

BASIC AND DILUTED LOSS PER SHARE	$0.02	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	11,969,330	9,580,053

Index

BIOSOLAR, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	-	$-	11,846,354	$1,184	$6,822,815	$(10,409,034)	$(3,585,035)

Issuance of common shares for converted promissory notes	-	-	325,525	33	11,906	-	11,939

Stock based compensation	-	-	-	-	6,486	-	6,486

Net income for the three months ended March 31, 2015	-	-	-	-	-	244,653	244,653

Balance at March 31, 2015 (unaudited)	-	$-	12,171,879	$1,217	$6,841,207	$(10,164,381)	$(3,321,957)

Index

BIOSOLAR, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$244,653	$(175,986)
Adjustment to reconcile net income (loss) to net cash
used in operating activities
Depreciation and amortization expense	2,094	1,826
Stock based compensation	6,486	22,564
Gain on change in derivative liability	(485,233)	(45,004)
Amortization of debt discount recognized as interest expense	66,972	57,713
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(20,205)	(5,215)
Increase (Decrease) in:
Accounts payable	14,420	4,300
Accrued expenses	18,202	81,560

NET CASH USED IN OPERATING ACTIVITIES	(152,611)	(58,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(759)	-
Patent expenditures	(4,732)	(5,474)

NET CASH USED IN INVESTING ACTIVITIES	(5,491)	(5,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	185,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	185,000	-

NET INCREASE/(DECREASE) IN CASH	26,898	(63,716)

CASH, BEGINNING OF PERIOD	146,640	158,350

CASH, END OF PERIOD	$173,538	$94,634

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$270	$-
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for debt	$11,939	$78,243

Index

BIOSOLAR, INC.
NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015

1.     Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has historically obtained funds through private placements offerings of equity and debt.  Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business. There is no assurance that the Company will be able to continue raising the required capital for its operations.

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company uses the Black-Scholes option-pricing model to value its stock option awards which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. On March 24, 2015, the Company granted 2,450,000 stock options with an exercise price of $0.09 per share. The options will vest 1/25 on a monthly basis starting April 24, 2015, and terminate seven (7) years from the date of grant or upon termination of employment.

Index

BIOSOLAR, INC.
NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2015 and 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 3,286,667 options, 245,000 warrants and the shares issuable from convertible debt of $1,015,000 for the three months ended March 31, 2015.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2015, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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
We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  March 31, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$2,879,877	$-	$-	$2,879,877

Total liabilities measured at fair value	$2,879,877	$-	$-	$2,879,877

       The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2015	$3,320,943
Fair value of derivative liabilities issued	44,167
Gain on change in derivative liability	(485,233)
Ending balance as of March 31, 2015	$2,879,877

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Index

BIOSOLAR, INC.
NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015

3.	CAPITAL STOCK

During the three months ended March 31, 2015, the Company issued 325,525 shares of common stock at a price per share of $0.0367, upon conversion of $10,000 in convertible promissory notes, including $1,939 in accrued interest.

4.    STOCK OPTIONS AND WARRANTS

During the year ended December 31, 2014, the Company did not grant any stock options.

	March 31, 2015
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, January 1, 2015	836,667	$1.43
Granted	2,450,000	0.09
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2015	3,286,667	$0.43
Exercisable at the end of period	836,667	$1.43

The weighted average remaining contractual life of options outstanding as of March 31, 2015 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.05	236,667	236,667	0.98
0.40	600,000	600,000	2.92
0.09	2,450,000	-	6.99
Total	3,286,667	836,667

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2015 and 2014, related to the granting of these options was $6,486 and $22,564, respectively.

As of March 31, 2015, there was no intrinsic value with regards to the outstanding options.

Warrants
During the three months ended March 31, 2015, the Company granted no warrants. As of March 31, 2015, 245,000 warrants are outstanding.  The warrant terms are 5 years with 95,000 warrants expiring in October 2016 and 150,000 warrants expiring in October 2017.

Index

BIOSOLAR, INC.
NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015

4.    STOCK OPTIONS AND WARRANTS (Continued)

	March 31, 2015
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, January 1, 2015	245,000	$0.97
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2015	245,000	$0.97
Exercisable at the end of period	245,000	$0.97

5. CONVERTIBLE PROMISSORY NOTES

On January 18, 2013, the Company entered into a securities purchase agreement for the sale of 10% convertible promissory note for the aggregate principal amount of $80,000, to be advanced in amounts at the lender’s discretion.  Upon execution of the securities purchase agreement, the Company received an advance of $10,000.  On April 16, 2013, the Company received an additional advance of $25,000. The total advances received were $35,000, of which principal in the amount of $25,000, and $2,886 in accrued interest was converted into 183,481 shares of common stock at fair value of $0.43 and $0.367 per share on September 29, 2013 and October 3, 2014, leaving a balance of $10,000. During the month of July 2013, the Company extended the maturity date of the note from six (6) months to eighteen (18) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.40 per share b) fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date, or c) the lowest effective price per share granted after the effective date. The fair value of the notes has been determined by using Black-Scholes pricing model with an expected life of more than a year.

On March 1, 2013, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. The Company received advances of $35,000 during the year ended December 31, 2013. The note was amended on February 24, 2014, and was extended for six (6) months to mature on August 28, 2014. The note matured and was extended to August 28, 2015. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.20 per share or fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. On October 2, 2014 and December 30, 2014, the lender converted $20,000 in principal, plus $11,001 of accrued interest. As of December 31, 2014, the remaining balance was $15,000. On February 25, 2015, the Company issued 325,525 shares of common stock at fair value of $0.0367 for principal in the amount of $10,000, plus accrued interest of $1,939, leaving a remaining balance of $5,000 as of March 31, 2015. On April 21, 2015, the remaining principal of $5,000, plus accrued interest of $1,071 was converted into 182,319 shares of common stock. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of less than a year.

On June 5, 2013, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($114,000) and Chief Technology Officer ($128,000) in the aggregate amount of $242,000. On March 5, 2014, the Company issued 694,191 upon partial conversion of principal in the amount of $55,000, plus accrued interest of $2,063, leaving a remaining balance of $187,000. On April 17, 2015, the Company issued 2,187,692 shares of common stock upon conversion of $130,000 in principal, plus $12,200 in accrued interest, leaving a balance of $57,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.24 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $14,054 during the three months ended March 31, 2015.

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

Index

BIOSOLAR, INC.
NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015

5. CONVERTIBLE PROMISSORY NOTES (Continued)

The principal balance at December 31, 2014 was $500,000. The note matures eighteen months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of eighteen (18) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $35,886 during the three months ended March 31, 2015.

On December 18, 2014, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($68,000) and Chief Technology Officer ($61,000) in the aggregate amount of $128,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.101 per share of common stock or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,818 during the three months ended March 31, 2015.

On January 30, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $50,000.  On various dates, the Company received additional advances in the aggregate sum of $135,000. The principal balance at March 31, 2015 was $185,000. The note matures nine months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.15 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of nine (9) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $5,214 during the three months ended March 31, 2015.

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

During the three months ended March 31, 2015, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $44,167, based upon a Black-Sholes-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the three months ended March 31, 2015, approximately $10,000 convertible notes were converted.  As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a gain in change in derivative of $495,774 in the statement of operations for the three months ended March 31, 2015.   At March 31, 2015, the fair value of the derivative liability was $2,879,877.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

3/31/2015
Risk free interest rate	0.03% - 0.58%
Stock volatility factor	130.11% - 158.46%
Weighted average expected option life	6 mos - 2 years
Expected dividend yield	None

Index

BIOSOLAR, INC.
NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015

7. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On April 20, 2015, the Company issued 2,187,692 shares of common stock upon partial conversion of two (2) notes payable in the principal amounts of $65,000 each, plus accrued interest of $12,200.

On April 21, 2015, the Company issued 182,319 shares of common stock upon complete conversion of a note payable in the principal amount of $5,000, plus accrued interest of $1,071.

On April 23, 2015, the option holders of 808,333 stock options entered into a cancellation agreement with the Corporation pursuant to which the holders, for no consideration, agreed to cancel the outstanding options. All of the options were vested at the time of cancellation.

On April 28, 2015, the Company issued 413,122 shares of common stock upon partial conversion of a note payable in the principal amount of $5,000, plus accrued interest of $495.

Index

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 23, 2015, and in other reports filed by us with the SEC.

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

We are currently focusing on developing a low cost energy storage solution based on our polymer-based supercapacitor technology that we believe will result in higher energy capacity, lower cost per watt, and substantially longer life of energy storage device.

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

Index

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

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

Management reviewed currently issued pronouncements during the three months ended March 31, 2015, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations – Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $37,899 to $118,146 for the three months ended March 31, 2015, compared to $156,045 for the prior period March 31, 2014. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation expense of $16,078, salaries in the amount of $19,800, payroll tax expense of $3,329 and an overall increase of $1,308 in G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $34,904 to $34,904 for the three months ended March 31, 2015, compared to $0 for the prior period ended March 31, 2014. This overall increase in R&D expenses was the result of currently developing technologies and materials for storing electrical energy produced by Photovoltaic solar modules.

Other Income/(Expenses)

Other income and (expenses) increased by $417,912 to $399,797 for the three months ended March 31, 2015, compared to $(18,115) for the prior period ended March 31, 2014. The increase was the result of an increase in gain on change in fair value of the derivative instruments of $440,220, interest expense in the amount of $13,050, and amortization of debt discount in the amount of $9,262, with a decrease in interest income of $5. The increase in other income and (expenses) was primarily due to the Company entering into debt financing through the issuance of convertible promissory notes.

Index

Net Loss

Our net income increased by $420,639 to $244,653 for the three months ended March 31, 2015, compared to $(175,986) for the prior period ended March 31, 2014. The increase in net income was due to an increase in non-cash other income (expenses) associated with the net change in derivatives, and an overall decrease in operating expenses.  The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

 As of March 31, 2015, we had a working capital deficit of $3,443,652 compared to capital deficit of $3,703,333 for the year ended December 31, 2014. This decrease in capital deficit of $259,681 was due primarily to an increase in cash, prepaid expenses, accounts payable, accrued expenses, the issuance of convertible promissory notes, with a decrease in derivative liability.

During the three months ended March 31, 2015, we used $152,611 of cash for operating activities, as compared to $58,242 for the prior period ended March 31, 2014. The increase of $94,369 in the use of cash for operating activities was primarily due to an increase in non-cash net change in derivative liability, amortization of debt discount, and stock compensation, plus an increase in prepaid expense, and accounts payable, with an overall decrease in accrued expenses.

Cash used in investing activities for the three months ended March 31, 2015 was $5,491, as compared to $5,474 for the prior period ended March 31, 2014. The overall net change in investing activities was primarily due to increase in the purchase of fixed assets for the current period compared to the prior period.

Cash provided from financing activities was $185,000 for the three months ended March 31, 2015, as compared to $0 for the prior period March 31, 2014. Our capital needs have primarily been met from the proceeds of private placements, as we currently have not generated any revenues.

We have a material commitment for capital expenditures in the form of a sponsored research agreement with University of California Santa Barbara during the next three months.  Although proceeds from our financing activities are currently sufficient to fund our operating expenses through the next four months, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek additional financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Index

Our financial statements as of March 31, 2015 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 23, 2015 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that will reduce the cost per watt of electricity generated by Photovoltaic solar modules.  We have developed BioBacksheetTM, our first commercially available product, and we are currently focusing on developing by 2016 a low cost electrical energy storage technology that enables higher power, higher energy density, and longer life electrical energy storage.

Our plan of operation within the next six months is to utilize our cash balances to further develop and improve our polymer-based energy storage technology and components for PV energy storage.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2015, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

Index

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 23, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, the Company issued 325,525 shares of common stock at a price per share of $0.0367 upon conversion of $10,000 in convertible promissory notes, plus $1,939 in accrued interest.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 7, 2015.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)