Form 10-Q
period 2015-06-30
BioSolar Inc
filed 2015-08-07
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of shares of registrant’s common stock outstanding, as of August 6, 2015 was 17,657,710.

BIOSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$253,093	$146,640
Prepaid expenses	62,319	45,620

TOTAL CURRENT ASSETS	315,412	192,260

PROPERTY AND EQUIPMENT
Machinery and equipment	83,394	82,635
Less accumulated depreciation	(55,137)	(50,937)

NET PROPERTY AND EQUIPMENT	28,257	31,698

OTHER ASSETS
Patents	91,785	85,830
Deposit	770	770

TOTAL OTHER ASSETS	92,555	86,600

TOTAL ASSETS	$436,224	$310,558

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$21,722	$6,982
Accrued expenses	57,705	35,272
Derivative liability	20,853,604	3,320,943
Convertible promissory notes less debt discount of $352,722 and $307,604 respectively	733,278	532,396

TOTAL CURRENT LIABILITIES	21,666,309	3,895,593

SHAREHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 16,122,753 and 11,846,354 shares issued and outstanding, respectively	1,611	1,184
Additional paid in capital	7,034,690	6,822,815
Accumulated deficit	(28,266,386)	(10,409,034)

TOTAL SHAREHOLDERS' DEFICIT	(21,230,085)	(3,585,035)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$436,224	$310,558

The accompanying notes are an integral part of these condensed financial statements

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	136,501	112,500	254,645	268,545
Research and development	35,871	-	70,776	-
Depreciation and amortization	2,105	2,007	4,200	3,833

TOTAL OPERATING EXPENSES	174,477	114,507	329,621	272,378

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(174,477)	(114,507)	(329,621)	(272,378)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	11	7	18	19
Fair value of debt financing cost	(22,321)	-	(22,321)	-
Gain on change in derivative liability	(17,802,257)	(157,883)	(17,317,024)	(112,879)
Interest expense	(102,962)	(32,831)	(188,404)	(95,963)

TOTAL OTHER INCOME/(EXPENSES)	(17,927,529)	(190,707)	(17,527,731)	(208,823)

NET LOSS	$(18,102,006)	$(305,214)	$(17,857,352)	$(481,201)

BASIC AND DILUTED LOSS PER SHARE	$(1.24)	$(0.03)	$(1.34)	$(0.05)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	14,623,142	10,205,267	13,303,567	9,894,387

The accompanying notes are an integral part of these condensed financial statements

BIOSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	-	$-	11,846,354	$1,184	$6,822,815	$(10,409,034)	$(3,585,035)

Issuance of common shares for converted promissory notes	-	-	4,276,399	427	180,807	-	181,234

Stock based compensation	-	-	-	-	31,068	-	31,068

Net Loss for the six months ended June 30, 2015	-	-	-	-	-	(17,857,352)	(17,857,352)

Balance at June 30, 2015 (unaudited)	-	$-	16,122,753	$1,611	$7,034,690	$(28,266,386)	$(21,230,085)

The accompanying notes are an integral part of these condensed financial statements

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(17,857,352)	$(481,201)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	4,200	3,833
Stock based compensation	31,068	32,427
(Gain) Loss on change in derivative liability	17,317,024	112,879
Fair value of financing cost	22,321	-
Amortization of debt discount recognized as interest expense	148,198	84,667
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(16,699)	(39,943)
Increase (Decrease) in:
Accounts payable	14,740	(438)
Accrued expenses	39,667	111,933

NET CASH USED IN OPERATING ACTIVITIES	(296,833)	(175,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(759)	(844)
Patent expenditures	(5,955)	(33,500)

NET CASH USED IN INVESTING ACTIVITIES	(6,714)	(34,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	410,000	130,000
Proceeds from issuance of common stock, net of issuance cost	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	410,000	130,000

NET INCREASE/(DECREASE) IN CASH	106,453	(80,187)

CASH, BEGINNING OF PERIOD	146,640	158,350

CASH, END OF PERIOD	$253,093	$78,163

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$539	$529
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for debt	$181,234	$105,524

The accompanying notes are an integral part of these condensed financial statements

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placement offerings of equity and debt. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business. There is no assurance that the Company will be able to continue raising the required capital for its operations.

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company uses the Black-Scholes option-pricing model to value its stock option awards which incorporates the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. On March 24, 2015, the Company granted 2,450,000 stock options with an exercise price of $0.09 per share. The options will vest 1/25 on a monthly basis starting April 24, 2015, and terminate seven (7) years from the date of grant or upon termination of employment.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2015 and 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 2,478,333 options, 245,000 warrants and the shares issuable from convertible debt of $1,086,000 for the six months ended June 30, 2015.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2015, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$20,853,604	$-	$-	$20,853,604

Total liabilities measured at fair value	$20,853,604	$-	$-	$20,853,604

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2015	$3,320,943
Fair value of derivative liabilities issued	215,637
Loss on change in derivative liability	17,317,024
Ending balance as of June 30, 2015	$20,853,604

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

Recently Issued Accounting Pronouncements (Continued)

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements.

3.	CAPITAL STOCK

During the six months ended June 30, 2015, the Company issued 4,276,399 shares of common stock at prices ranging from $0.0133 to $0.065 per share upon conversion of $164,000 in convertible promissory notes, including $17,234 in accrued interest.

4.	STOCK OPTIONS AND WARRANTS

During the six months ended June 30, 2015, the Company granted 2,450,000 stock options.

	June 30, 2015
	Number of Options	Weighted average exercise price
Outstanding, January 1, 2015	836,667	$1.43
Granted	2,450,000	0.09
Exercised	-	-
Expired	(808,334)	$1.45
Outstanding, June 30, 2015	2,478,333	$0.57
Exercisable at the end of period	322,333	$0.15

The weighted average remaining contractual life of options outstanding as of June 30, 2015 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
4.05	3,333	3,333	0.98
2.92	25,000	25,000	2.92
0.09	2,450,000	294,000	6.99
Total	2,478,333	322,333

The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2015 and 2014, related to the granting of these options was $31,068 and $32,427, respectively.

As of June 30, 2015, there was no intrinsic value with regards to the outstanding options.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

4.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants

During the six months ended June 30, 2015, the Company granted no warrants. As of June 30, 2015, 245,000 warrants are outstanding. The warrant terms are 5 years with 95,000 warrants expiring in October 2016 and 150,000 warrants expiring in October 2017.

	June 30, 2015
	Number of Warrants	Weighted average exercise price
Outstanding, January 1, 2015	245,000	$0.97
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2015	245,000	$0.97
Exercisable at the end of period	245,000	$0.97

5.	CONVERTIBLE PROMISSORY NOTES

On January 18, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $80,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $10,000. On April 16, 2013, the Company received an additional advance of $25,000. The total advances received were $35,000 as of April, 2013, of which principal in the amount of $25,000, and $2,886 in accrued interest was converted into 183,481 shares of common stock at fair value of $0.43 and $0.367 per share on September 29, 2013 and October 3, 2014, leaving a balance of $10,000. During the month of July 2013, the Company extended the maturity date of the note from six (6) months to eighteen (18) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.40 per share or b) fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date, or c) the lowest effective price per share granted after the effective date. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of more than a year.

On March 1, 2013, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. The Company received advances of $35,000 during the year ended December 31, 2013. The note was amended on February 24, 2014, and was extended for six (6) months to mature on August 28, 2014. The note matured and was extended to August 28, 2015. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.20 per share or b) fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. On October 2, 2014 and December 30, 2014, the lender converted $20,000 in principal, plus $11,001 of accrued interest. As of December 31, 2014, the remaining balance was $15,000. On February 25, 2015, the Company issued 325,525 shares of common stock at fair value of $0.0367 upon conversion of principal in the amount of $10,000, plus accrued interest of $1,939, leaving a remaining balance of $5,000 as of March 31, 2015. On April 21, 2015, the remaining principal of $5,000, plus accrued interest of $1,071 was converted into 182,319 shares of common stock. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of less than a year.

On June 5, 2013, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($114,000) and Chief Technology Officer ($128,000) in the aggregate amount of $242,000. On March 5, 2014, the Company issued 694,191 upon partial conversion of principal in the amount of $55,000, plus accrued interest of $2,063, leaving a remaining balance of $187,000. On April 17, 2015, the Company issued 2,187,692 shares of common stock upon conversion of $130,000 in principal, plus $12,200 in accrued interest, leaving a balance of $57,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.24 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes matured two (2) years from their effective dates, and were extended on June 22, 2015 for one (1) year with a maturity date of June 5, 2016. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $24,360 during the six months ended June 30, 2015.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On May 2, 2014, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $50,000. On various dates, the Company received additional advances in the aggregate sum of $450,000, for a total aggregate sum of $500,000. During the period ended June 30, 2015, the Company issued 1,580,863 shares of common stock for principal in the amount of $19,000, plus accrued interest of $2,025. The principal balance remaining as of June 30, 2015 was $481,000. The note matures nine months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.25 per share of common stock, b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of eighteen (18) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $72,171 during the six months ended June 30, 2015.

On December 18, 2014, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($68,000) and Chief Technology Officer ($61,000) in the aggregate amount of $128,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of a) $0.101 per share of common stock or b) the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $23,768 during the six months ended June 30, 2015.

On January 30, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $50,000. On various dates, the Company received additional advances in the aggregate sum of $360,000. The principal balance at June 30, 2015 was $410,000. The note matures nine (9) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.15 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of nine (9) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $27,895 during the six months ended June 30, 2015.

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

During the six months ended June 30, 2015, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $215,637, based upon a Black-Sholes-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the six months ended June 30, 2015, approximately $164,000 convertible notes were converted. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a loss in change in derivative of $17,317,024 in the statement of operations for the six months ended June 30, 2015. At June 30, 2015, the fair value of the derivative liability was $20,853,604.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

6.	DERIVATIVE LIABILITIES (Continued)

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

6/30/2015
Risk free interest rate	0.02% - 0.64%
Stock volatility factor	129.82% - 233.85%
Weighted average expected option life	6 mos - 2 years
Expected dividend yield	None

7.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On July 6, 2015, the Company issued 735,153 shares of common stock upon partial conversion of a note payable in the principal amount of $8,000 each, plus accrued interest of $1,778.

On July 13, 2015, the Company issued 799,804 shares of common stock upon partial conversion of a note payable in the principal amount of $9,500 each, plus accrued interest of $1,137.

On July 28, 2015, the Company received additional consideration on a securities purchase agreement in the amount of $60,000.

On July 31, 2015, the Company issued 338,243 shares of common stock upon partial conversion of note payable in the amount of $4,000 in principal, plus accrued interest of $499.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management reviewed currently issued pronouncements during the six months ended June 30, 2015, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations – Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $24,001 to $136,501 for the three months ended June 30, 2015, compared to $112,500 for the prior period June 30, 2014. This increase in G&A expenses was the result of an increase in non-cash stock compensation expense of $14,719, increase in legal fees of $11,287 primarily for patent cost, with an overall decrease of $2,005 in G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $35,871 to $35,871 for the three months ended June 30, 2015, compared to $0 for the prior period ended June 30, 2014. This overall increase in R&D expenses was the result of developing technologies and materials for storing electrical energy produced by Photovoltaic solar modules.

Other Income/(Expenses)

Other income and (expenses) increased by $17,736,822 to $(17,927,529) for the three months ended June 30, 2015, compared to $(190,707) for the prior period ended June 30, 2014. The increase was the result of an increase in non-cash loss on change in fair value of the derivative instruments of $17,666,695, interest expense in the amount of $15,860, and amortization of debt discount in the amount of $54,271, with a decrease in interest income of $4. The increase in other income and (expenses) was primarily due to the Company entering into debt financing through the issuance of convertible promissory notes.

Net Loss

Our net loss increased by $17,796,792 to $18,102,006 for the three months ended June 30, 2015, compared to $305,214 for the prior period ended June 30, 2014. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivatives, and an overall decrease in operating expenses.  The Company has not generated any revenues.

Results of Operations – Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $13,900 to $254,645 for the six months ended June 30, 2015, compared to $268,545 for the prior period June 30, 2014. This decrease in G&A expenses was the result of a decrease in salaries of $26,400, with an increase of $10,390 in legal fees, and an overall increase of $2,110 in G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $70,776 to $70,776 for the six months ended June 30, 2015, compared to $0 for the prior period ended June 30, 2014. This overall increase in R&D expenses was the result of developing technologies and materials for storing electrical energy produced by Photovoltaic solar modules.

Other Income/(Expenses)

Other income and (expenses) increased by $17,318,908 to $(17,527,731) for the six months ended June 30, 2015, compared to $(208,823) for the prior period ended June 30, 2014. The increase was the result of an increase in non-cash loss on change in fair value of the derivative instruments of $17,226,466, interest expense in the amount of $28,910, and amortization of debt discount in the amount of $63,531, and interest income of $1. The increase in other income and (expenses) was primarily due to the Company entering into debt financing through the issuance of convertible promissory notes.

Net Loss

Our net loss increased by $17,376,151 to $17,857,352 for the six months ended June 30, 2015, compared to $481,201 for the prior period ended June 30, 2014. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivatives, and an overall decrease in operating expenses.  The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had a working capital deficit of $21,350,897 compared to capital deficit of $3,703,333 for the year ended December 31, 2014. This increase in capital deficit of $17,647,564 was due primarily to an increase in cash, accounts payable, accrued expenses, the issuance of convertible promissory notes, and the derivative liability associated with the notes, with a decrease in prepaid expenses.

During the six months ended June 30, 2015, we used $296,833 of cash for operating activities, as compared to $175,843 for the prior period ended June 30, 2014. The increase of $120,990 in the use of cash for operating activities was primarily due to an increase in non-cash net change in derivative liability, amortization of debt discount, plus an increase in prepaid expense, and accounts payable, with an overall decrease in accrued expenses and stock compensation.

Cash used in investing activities for the six months ended June 30, 2015 was $6,714, as compared to $34,344 for the prior period ended June 30, 2014. The overall net change in investing activities was primarily due to increase in the patent expenditures in the prior period, compared to the current period.

Cash provided from financing activities was $410,000 for the six months ended June 30, 2015, as compared to $130,000 for the prior period June 30, 2014. Our capital needs have primarily been met from the proceeds of private placements, as we currently have not generated any revenues.

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

Our financial statements as of June 30, 2015 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 23, 2015 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2015, the Company issued 3,950,874 shares of common stock at a price per share ranging from $0.0133 to $0.065 upon conversion of $154,000 in convertible promissory notes, plus $15,295 in accrued interest.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 7, 2015.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

