Form 10-Q
period 2015-09-30
BioSolar Inc
filed 2015-11-06
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of registrant’s common stock outstanding, as of November 5, 2015 was 17,995,953.

BIOSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$159,180	$146,640
Prepaid expenses	67,342	45,620

TOTAL CURRENT ASSETS	226,522	192,260

PROPERTY AND EQUIPMENT
Machinery and equipment	34,264	82,635
Less accumulated depreciation	(21,249)	(50,937)

NET PROPERTY AND EQUIPMENT	13,015	31,698

OTHER ASSETS
Patents	94,794	85,830
Deposit	770	770

TOTAL OTHER ASSETS	95,564	86,600

TOTAL ASSETS	$335,101	$310,558

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$7,034	$6,982
Accrued expenses	88,178	35,272
Derivative liability	13,250,698	3,320,943
Related party convertible promissory notes net of debt discount of $58,435 and $91,341, respectively	126,565	223,659
Convertible promissory notes net of debt discount of $252,953 and $216,263, respectively	716,547	308,737

TOTAL CURRENT LIABILITIES	14,189,022	3,895,593

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value;
500,000,000 authorized common shares
17,995,953 and 11,846,354 shares issued and outstanding, respectively	1,799	1,184
Additional paid in capital	7,081,702	6,822,815
Accumulated deficit	(20,937,422)	(10,409,034)

TOTAL SHAREHOLDERS' DECIFIT	(13,853,921)	(3,585,035)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$335,101	$310,558

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	130,830	132,093	385,477	400,638
Research and development	75,481	34,904	146,257	34,904
Depreciation and amortization	2,105	2,042	6,304	5,875

TOTAL OPERATING EXPENSES	208,416	169,039	538,038	441,417

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(208,416)	(169,039)	(538,038)	(441,417)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	12	5	31	24
Gain on sale of equipment	9,862		9,862	-
Fair value of debt financing cost	(44,655)	-	(66,975)	-
Loss on change in derivative liability	7,737,561	(633,148)	(9,579,464)	(746,027)
Interest expense	(165,400)	(42,017)	(353,804)	(137,980)

TOTAL OTHER INCOME/(EXPENSES)	7,537,380	(675,160)	(9,990,350)	(883,983)

NET INCOME (LOSS)	$7,328,964	$(844,199)	$(10,528,388)	$(1,325,400)

BASIC AND DILUTED LOSS PER SHARE	$0.41	$(0.08)	$(0.71)	$(0.13)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	17,721,019	10,460,088	14,792,232	10,085,026

BIOSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

					Paid-in
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	-	$-	11,846,354	$1,184	$6,822,815	$(10,409,034)	$(3,585,035)

Issuance of common shares for converted promissory notes	-	-	6,149,599	615	205,533	-	206,148

Stock based compensation	-	-	-	-	53,354	-	53,354

Net Loss for the nine months ended September 30, 2015	-	-	-	-	-	(10,528,388)	(10,528,388)

Balance at September 30, 2015 (unaudited)	-	$-	17,995,953	$1,799	$7,081,702	$(20,937,422)	$(13,853,921)

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(10,528,388)	$(1,325,400)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	6,304	5,875
Stock based compensation	53,354	42,154
Loss on change in derivative liability	9,579,464	746,027
Fair value of financing cost	66,975	-
Amortization of debt discount recognized as interest expense	279,532	116,813
Gain on sale of asset	(9,862)
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(21,722)	(43,104)
Increase (Decrease) in:
Accounts payable	52	(12)
Accrued expenses	73,554	117,323

NET CASH USED IN OPERATING ACTIVITIES	(500,737)	(340,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(759)	(844)
Proceeds from sale of asset	23,000	-
Patent expenditures	(8,964)	(33,835)

NET CASH USED IN INVESTING ACTIVITIES	13,277	(34,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	500,000	315,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	500,000	315,000

NET INCREASE/(DECREASE) IN CASH	12,540	(60,003)

CASH, BEGINNING OF PERIOD	146,640	158,350

CASH, END OF PERIOD	$159,180	$98,347

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$719	$529
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for debt	$206,148	$105,524

The accompanying notes are an integral part of these condensed financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an equity award based on the grant-date fair value of the award. All grants under our stock-based compensation programs are accounted for at fair value and that cost is recognized over the period during which an employee, consultant, or director are required to provide service in exchange for the award (the vesting period). Compensation expense for options granted to employees and non-employees is determined in accordance with the standard as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for awards granted is re-measured each period.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company uses the Black-Scholes option-pricing model to value its stock option awards which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. On March 24, 2015, the Company granted 2,450,000 stock options with an exercise price of $0.09 per share, and on September 2, 2015 the Company granted an additional 13,500,000 stock options with an exercise price of $0.26 per share. The options will vest 1/25 on a monthly basis starting April 24, 2015 and October 1, 2015, respectively, and terminate seven (7) years from the date of grant or upon termination of employment.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income (Loss) per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,978,333 options, 245,000 warrants, and the shares issuable from convertible debt of $1,154,500 for the nine months ended September 30, 2015.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2015, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$13,250,698	$-	$-	$13,250,698

Total liabilities measured at fair value	$13,250,698	$-	$-	$13,250,698

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2015	$3,320,943
Fair value of derivative liabilities issued	350,291
Loss on change in derivative liability	9,579,464
Ending balance as of September 30, 2015	$13,250,698

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

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

During the nine months ended September 30, 2015, the Company issued 6,149,599 shares of common stock at prices ranging from $0.0133 to $0.065 per share upon conversion of $185,500 in convertible promissory notes, including $20,648 in accrued interest.

4.	STOCK OPTIONS AND WARRANTS

During the nine months ended September 30, 2015, the Company granted 15,950,000 stock options.

	June 30, 2015
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, January 1, 2015	836,667	$1.43
Granted	15,950,000	0.23
Exercised	-	-
Expired	(808,334)	$1.45
Outstanding, September 30, 2015	15,978,333	$0.23
Exercisable at the end of period	616,333	$0.12

The weighted average remaining contractual life of options outstanding as of September 30, 2015 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
4.05	3,333	3,333	0.48
2.92	25,000	25,000	2.42
0.09	2,450,000	588,000	6.48
0.26	13,500,000	-	6.93
Total	15,978,333	322,333

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2015 and 2014, related to the granting of these options was $53,354 and $42,154, respectively.

As of September 30, 2015, there was no intrinsic value with regards to the outstanding options.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

4.	STOCK OPTIONS AND WARRANTS

Warrants

During the nine months ended September 30, 2015, the Company granted no warrants. As of September 30, 2015, 245,000 warrants are outstanding. The warrant terms are 5 years with 95,000 warrants expiring in October 2016 and 150,000 warrants expiring in October 2017.

	June 30, 2015
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, January 1, 2015	245,000	$0.97
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2015	245,000	$0.97
Exercisable at the end of period	245,000	$0.97

5.	CONVERTIBLE PROMISSORY NOTES

On January 18, 2013, the Company entered into a securities purchase agreement for the sale of 10% convertible promissory note for the aggregate principal amount of $80,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $10,000. On April 16, 2013, the Company received an additional advance of $25,000. The total advances received were $35,000, of which principal in the amount of $25,000, and $2,886 in accrued interest was converted into 183,481 shares of common stock at fair value of $0.43 and $0.367 per share on September 29, 2013 and October 3, 2014. On July 6, 2015 the Company issued 735,153 shares of common stock at a fair value of $0.0133 upon conversion of principal in the amount of $8,000, plus accrued interest of $1,778, leaving a balance of $2,000. During the month of July 2013, the Company extended the maturity date of the note from six (6) months to eighteen (18) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.40 per share b) fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date, or c) the lowest effective price per share granted after the effective date. The fair value of the notes has been determined by using Black-Scholes pricing model with an expected life of more than a year.

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

On May 2, 2014, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $50,000. On various dates, the Company received additional advances in the aggregate sum of $450,000, for a total aggregate sum of $500,000. During the nine months ended September 30, 2015, the Company issued 2,718,911 shares of common stock for principal in the amount of $32,500, plus accrued interest of $3,661. The principal balance remaining as of September 30, 2015 was $467,500. The note matures nine months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of eighteen (18) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $108,855 during the nine months ended September 30, 2015.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On January 30, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $50,000. On various dates, the Company received additional advances in the aggregate sum of $450,000. The principal balance at September 30, 2015 was $467,500. The note matures nine months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.15 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of nine (9) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $110,464 during the nine months ended September 30, 2015.

RELATED PARTY CONVERTIBLE PROMISSORY NOTES

On June 5, 2013, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($114,000) and Chief Technology Officer ($128,000) in the aggregate amount of $242,000. On March 5, 2014, the Company issued 694,191 upon partial conversion of principal in the amount of $55,000, plus accrued interest of $2,063, leaving a remaining balance of $187,000. On April 17, 2015, the Company issued 2,187,692 shares of common stock upon conversion of $130,000 in principal, plus $12,200 in accrued interest, leaving a balance of $57,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.24 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes matured two (2) years from their effective dates, and were extended on June 22, 2015 for one (1) year with a maturity date of June 5, 2016. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $24,360 during the nine months ended September 30, 2015.

On December 18, 2014, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($68,000) and Chief Technology Officer ($61,000) in the aggregate amount of $128,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.101 per share of common stock or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $35,849 during the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $350,292, based upon a Black-Sholes-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the nine months ended September 30, 2015, approximately $185,500 convertible notes were converted. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a loss in change in derivative of $9,579,464 in the statement of operations for the nine months ended September 30, 2015. At September 30, 2015, the fair value of the derivative liability was $13,250,698.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

6.	DERIVATIVE LIABILITIES (Continued)

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

	9/30/2015	2013
Risk free interest rate	0.00% - 0.64%	0.04% - 0.38%
Stock volatility factor	47.60% - 310.4%	65.07% - 274.85%
Weighted average expected option life	1 mo - 2 years	6 mos - 2 years
Expected dividend yield	None	None

7.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On October 1, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the of the securities purchase agreement, the Company received an advance in the amount of $90,000. The note matures twelve (12) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock.

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

Overview

We are developing innovative technologies to reduce the cost per watt of electricity produced by Photovoltaic solar modules.  The process for producing electricity from sunlight is known as Photovoltaics. Photovoltaics ("PV") is the science of capturing and converting sun light into electricity.

We are currently focusing on developing a low cost energy storage solution based on our polymer-based supercapacitor technology that we believe will result in higher energy capacity, lower cost per watt, and substantially longer life of energy storage devices.

We were incorporated in the State of Nevada on April 24, 2006, as BioSolar Labs, Inc. Our name was changed to BioSolar, Inc. on June 8, 2006. Our principal executive offices are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387, and our telephone number is (661) 251-0001. Our fiscal year end is December 31.

Recent Transactions

On July 7, 2015, the Company announced that it had signed an agreement to extend the funding of its sponsored research program with the University of California, Santa Barbara.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

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

Management reviewed currently issued pronouncements during the nine months ended September 30, 2015, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations – Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $1,263 to $130,830 for the three months ended September 30, 2015, compared to $132,093 for the prior period September 30, 2014. This decrease in G&A expenses was the result of an increase in non-cash stock compensation expense of $12,558, with an overall decrease of $11,295 in G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $40,577 to $75,481 for the three months ended September 30, 2015, compared to $34,904 for the prior period ended September 30, 2014. This overall increase in R&D expenses was the result of developing technologies and materials for storing electrical energy produced by photovoltaic solar modules.

Other Income/(Expenses)

Other income and (expenses) decreased by $8,212,540 to $7,537,380 for the three months ended September 30, 2015, compared to $(675,160) for the prior period ended September 30, 2014. The decrease was the result of a decrease in non-cash loss on change in fair value of the derivative instruments of $8,326,053, with an increase in interest expense in the amount of $24,193, amortization of debt discount in the amount of $99,189, gain on sale of asset of $9,862, and an increase in interest income of $7. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments.

Net Loss

Our net loss decreased by $8,173,164 to $7,328,964 for the three months ended September 30, 2015, compared to $(844,199) for the prior period ended September 30, 2014. The decrease in net loss was due to a decrease in non-cash other income (expenses) associated with the net change in derivatives, and an overall decrease in operating expenses.  The Company has not generated any revenues.

Results of Operations – Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $15,161 to $385,477 for the nine months ended September 30, 2015, compared to $400,638 for the prior period September 30, 2014. This decrease in G&A expenses was the result of a decrease in salaries of $26,400, and professional fees of $10,341, with an increase in non-cash stock compensation of $11,199, public relations of $8,425 an overall increase of $17,117 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $111,353 to $146,257 for the nine months ended September 30, 2015, compared to $34,904 for the prior period ended September 30, 2014. This overall increase in R&D expenses was the result of developing technologies and materials for storing electrical energy produced by Photovoltaic solar modules.

Other Income/(Expenses)

Other income and (expenses) increased by $9,106,367 to $(9,990,350) for the nine months ended September 30, 2015, compared to $(883,983) for the prior period ended September 30, 2014. The increase was the result of an increase in non-cash loss on change in fair value of the derivative instruments of $8,900,413, interest expense in the amount of $53,103, amortization of debt discount in the amount of $162,720, gain on sale of asset of $9,862 and interest income of $7. The increase in other income and (expenses) was primarily due to the Company entering into debt financing through the issuance of convertible promissory notes.

Net Loss

Our net loss increased by $9,202,987 to $10,528,388 for the nine months ended September 30, 2015, compared to $1,325,401 for the prior period ended September 30, 2014. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivatives, and an overall decrease in operating expenses.  The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended September 30, 2015, we did not generate any revenues, incurred a net loss of $10,528,388 and cash used in operations of $500,737. As of September 30, 2015, we had a working capital deficiency of $13,962,500 and a shareholders’ deficit of $13,853,921. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2014 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and suitability of using the going concern basis is dependent upon, among other things, additional cash infusion. In the nine months ended September 30, 2015 we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors, and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

As of September 30, 2015, we had a working capital deficit of $13,962,500 compared to capital deficit of $3,703,333 for the year ended December 31, 2014. This increase in capital deficit of $16,229,320 was due primarily to an increase in cash, accounts payable, accrued expenses, the issuance of convertible promissory notes, and the derivative liability associated with the notes, with a decrease in prepaid expenses.

During the nine months ended September 30, 2015, we raised an aggregate of $500,000 in an offering of unsecured convertible notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

During the nine months ended September 30, 2015, we used $500,737 of cash for operating activities, as compared to $340,324 for the prior period ended September 30, 2014. The increase of $160,413 in the use of cash for operating activities was primarily due to an increase in non-cash net change in derivative liability, amortization of debt discount, and stock compensation, plus an increase in prepaid expense, and accounts payable, with an overall decrease in accrued expenses.

Cash provided in investing activities for the nine months ended September 30, 2015 was $13,277, as compared to cash used of $34,679 for the prior period ended September 30, 2014. The overall net change in investing activities was primarily due to the proceeds received for the sale of a piece of equipment in the current period that is no longer needed by the Company .

Cash provided from financing activities was $500,000 for the nine months ended September 30, 2015, as compared to $315,000 for the prior period ended September 30, 2014. Our capital needs have primarily been met from the proceeds of private placements, as we currently have not generated any revenues.

We have a material commitment for capital expenditures in the form of a sponsored research agreement with University of California Santa Barbara during the next 9 months.  Although proceeds from our financing activities are currently sufficient to fund our operating expenses through the next four months, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek additional financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Our financial statements as of September 30, 2015 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 23, 2015 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that will reduce the cost per watt of electricity generated by Photovoltaic solar modules.  We have developed BioBacksheetTM, our first commercially available product, and we are currently focusing on developing by 2016, a low cost electrical energy storage technology that enables higher power, higher energy density, and longer life electrical energy storage.

Our plan of operation within the next six months is to utilize our cash balances to further develop and improve our polymer-based energy storage technology and components for photovoltaic energy storage.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2015, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2015, the Company issued 1,873,201 shares of common stock at a price per share of $0.0133 upon conversion of $21,500 in convertible promissory notes, plus $3,414 in accrued interest.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 6, 2015.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)