Form 10-K
period 2015-12-31
BioSolar Inc
filed 2016-03-04
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,”  and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2015, was approximately $4,247,414.

The number of shares of registrant’s common stock outstanding, as of March 3, 2016 was 18,848,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS.

Overview

We are engaged in the development of innovative technologies and materials that we believe will reduce the cost per watt of electricity generated by Photovoltaic solar modules and the cost per watt of storing electrical energy.

The process for producing electricity from sunlight is known as Photovoltaics. Photovoltaic is the science of capturing and converting sun light into electricity. We have developed BioBacksheetR, a high performance environment friendly back sheet for Photovoltaic solar panels. BioBacksheetR is a bottom most layer of the conventional photovoltaic panels that provides electrical insulation, protection from the environment, and an increase in the panel output.

We are currently developing technologies and materials for storing electrical energy.  We are focusing our research and product development efforts on low cost polymer-based components for supercapacitors and batteries that provide substantially higher capacity and lower cost compared to existing electrical storage devices.

Industry Overview

The solar industry relies on two distinctly different solar energy technologies. Solar energy can be converted directly into electricity using photovoltaic devices or into heat by solar thermal devices. Photovoltaic devices convert sunlight directly into electricity through a photovoltaic cell, commonly called a solar cell, a non-mechanical device usually made from silicon alloys. Solar thermal devices, on the other hand, are typically used for directly heating swimming pools, heating water for domestic use, and space heating of buildings.

Our product development focus has been based on photovoltaic technology, thus we are currently a part of the photovoltaic segment of the industry. "Photovoltaics" is derived from the words photo, meaning light, and voltaic, meaning voltage producing. Sunlight, not heat, fuels photovoltaic cells. The cells, made mostly of the semiconductor silicon, convert sunlight directly into electricity.

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

According to the 2013 edition of NPD Solarbuzz Marketbuzz, the solar photovoltaic (PV) industry is predicted to experience rapid growth over the following five years, with up to 100 gigawatts (GW) of annual installations, growing to $50 billion per year of PV module revenue by 2018. With all of these solar panels being installed, there is still one major challenge that prevents solar from being a primary and reliable source of power – the sun does not shine at night. As a result, solar users will switch to using electricity from the local power company during the evening hours. This switch causes sudden spikes in power demand on the grid and creates havoc at the local power company because the grid is not designed to respond to rapid demand changes. The key to solving this problem is efficient solar energy storage systems that can be charged and discharged rapidly, day in and day out. This will time-shift daytime solar energy for nighttime use with minimal reliance on the power grid.

According to a 2015 report by Solar Energy Industries Association, the demand for rooftop solar paired with energy storage systems will reach $1 billion in the U.S. by 2020, and will create pent up demand for cost effective solar energy storage solutions. Pairing solar panels with batteries means users can store power during the day and use it at night, reducing electricity bills. Those savings can be more significant for customers who pay higher rates for electricity during peak periods.

Research and Development

We have developed robust bio-based components that meet the stringent thermal and durability requirements of current solar module manufacturing processes. Our strategy was to identify those bio-based materials that are inherently durable, then apply proprietary material processes to enhance the desirable characteristics of these bio-based materials – turning them into robust and durable materials to be used as solar panel components.  Based on long term environmental testing performed by the Company, we believe our BioBacksheetR is more durable than conventional petroleum based back sheets available in the market today.

We developed multiple versions of our bio-based back sheet, and the latest version of the mono-layer BioBacksheetR successfully obtained Underwriters Laboratories’ (UL) material certification in February 2011.   This version of BioSolar Backsheet (BioBacksheet R) is designed for conventional c-Si solar modules, which currently represents over 75 percent of solar modules produced in the world, as well as for certain thin film solar modules.  The relative thermal index (RTI) rating of 130 degree C by UL was issued during the 3nd quarter of 2012, and a number of solar panel manufacturers have been able to obtain certifications on their panels incorporating BioBacksheet for UL/IEC, a required step before considering mass production.  These back sheets are available in rolls of film for direct use in lamination and roll-to-roll assembly systems.

 We use Nylon 11 in our BioBacksheet. Nylon 11 is derived from castor bean oil. Our current supplier of this product is Arkema, Inc. (“Arkema”). We do not currently have an agreement with Arkema for the supply of Nylon 11 and there is currently no other known supplier of Nylon 11. If we are unable to obtain Nylon 11 for our products, we will seek alternative options, which may include Nylon 1010 or Nylon 12 for which there are many known suppliers.

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

We are currently developing low cost polymer-based components for supercapacitors and batteries that will provide substantially higher storage capacity at lower cost than currently available electrical energy storage devices. A battery contains two major parts, a cathode and an anode, that function together as the positive and negative sides. Today's state-of-the-art lithium-ion battery is limited by the storage capacity of its cathode, while the anode can store much more. Additionally, the materials used in batteries are still quite expensive.Based on our patent-pending supercapacitor technology that uses a novel conductive polymer material, we are developing a high capacity Super Cathode for use by battery manufacturers to create the ultimate high capacity, low cost lithium-ion battery. Our novel high capacity cathode is engineered from a polymer, similar to that of low-cost plastics used for household purposes. Through a smart chemical design, we are able to make the polymer hold an enormous amount of electrons. Instead of conventional cathodes that use lithium-ion intercalation chemistry, which is inherently slow, we exploit the fast redox-reaction properties of our polymer to enable rapid charge and discharge.

Most lithium-ion batteries cannot retain more than 80% of its storage capacity after 1,000 charge-discharge cycles. The stable redox chemistry of our cathode material can enable much longer life. Our laboratory experiments have shown that our cathode can easily cycle over 50,000 times without degradation in supercapacitors, and we believe that it can be very effective in batteries as well. By enabling higher charge-discharge cycles, we can extend the life of lithium-ion batteries and further reduce the total cost of ownership. In certain applications such as off-grid solar energy storage where the batteries are fully charged and discharged daily, it is not cost-effective to use current lithium-ion batteries due to short replacement life.

In June 2015, we filed a joint patent application with the University of California, Santa Barbara (“UCSB”)for a supercapacitor technology and are currently funding a sponsored research program to further its development. This invention forms the basis for our Super Battery technology.

The lead inventors of the technology are UCSB professor Dr. Alan Heeger, the recipient of a Nobel Prize in 2000 for the discovery and development of conductive polymers, and Dr. David Vonlanthen, a post-doctoral researcher at UCSB.

Marketing Strategy

We will begin marketing our energy storage component material technology as soon as demonstration prototypes become available. Our marketing plan includes engaging with large Lithium-ion battery manufacturers, as well as identifying potential licensing partners in the following industries: electric vehicles, consumer electronics and grid electrical storage.

We are currently outsourcing our promotion efforts to a public relations firm that is assisting us with comprehensive advertising and promotion of the Company and its super cathode technology.

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

Intellectual Property

On May 19, 2011, we filed a U.S. patent to protect the intellectual property rights for “Photovoltaic Module Backsheet, Materials for Use in Module Backsheet and Process for Making the Same,” application number 13/093,549.  The inventor listed on the patent application is Stanley Levy, our Chief Technology Officer.  The company is listed as assignee. This patent was issued on July 14, 2015.

On August 15, 2014, we filed an international patent to protect the intellectual property rights for “A Multicomponent Approach to Enhance Stability and Capacitance in Polymer-Hybrid Supercapacitors”, International Application No. PCT/US2014/051330.  The inventors listed on the patent application are David Vonlanthen, Fred Wudl, Alan J. Heeger, and Pavel Lazarev.  The University of California and BioSolar are listed as assignees. This patent is currently pending.

On June 23, 2015, we filed a provisional U.S. patent to protect the intellectual property rights for “High Capacity Cathode for Use in Supercapacitors and Batteries and Method for Manufacturing Such Cathodes”, U.S. Provisional Application No. 62-175,912. The inventors listed on the patent application are David Vonlanthen, Alan J. Heeger, David Lee, our Chief Executive Officer, and Stanley Levy, our Chief Technology Officer. The University of California and BioSolar are listed as assignees. This patent is currently pending.

We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property.

Competition

There are a number of companies manufacturing supercapacitors including: Maxwell Technologies, Vinatech Co, Ioxus, Skeleton Technologies, Yunasko, Ness Technologies, BatScap, and JM Energy Corporation. There are also a number of companies manufacturing Lithium-ion batteries including: Panasonic, Samsung, LG Chem, and Tesla. We plan to seek licensing arrangements for our Super Cathode technology with a select group of companies such as the ones listed above, and do not expect to be their direct competition. There are no competing cathode technologies that provide similar capacity and cost benefit at this point of time.

Technology Development Partners

We co-own a patent-application for our supercapacitor technology and a patent application for our Super Battery technology with UCSB, and are currently funding a sponsored research program to further its development. The lead inventors of the technology are UCSB professor Dr. Alan Heeger, the recipient of a Nobel Prize in 2000 for the discovery and development of conductive polymers, and Dr. David Vonlanthen, a post-doctoral researcher at UCSB.

To assist us in the development of our technology, we intend to seek out and enter into technology development agreements with other entities with battery testing and materials expertise.

Corporate Information and History

We were incorporated in the State of Nevada on April 24, 2006, as BioSolar Labs, Inc. Our name was changed to BioSolar, Inc. on June 8, 2006. Our principal executive offices are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387, and our telephone number is (661) 251-0001. Our fiscal year end is December 31.

EMPLOYEES

As of March 3, 2016, we had one (1) full time employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS

WE HAVE A LIMITED HISTORY OF LOSSES AND HAVE NEVER REALIZED REVENUES TO DATE.

Since inception, we have incurred losses and have negative cash flows from operations and have realized only minimal revenues. From inception through December 31, 2015, we incurred a net loss of $16,201,152. These factors, among others discussed in Note 1 to the financial statements included in this report, raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 47.74% of the outstanding shares of our common stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

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

Securities traded on the OTCQB must be registered with the Securities and Exchange Commission and the issuer must be current with its filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended in order to maintain price quotation privileges on the OTCQB. If we fail to remain current in our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTCQB, which may have an adverse material effect on our Company.

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

Our headquarters are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387. We lease our facility under a month to month lease without an expiration date. Our monthly lease payment is $550. The size of our office is 144 square feet.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently a party to, nor are any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

On February 22, 2007, our common stock became eligible for quotation on the OTC Bulletin Board under the symbol "BSRC."

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These high and low bid prices represent prices quoted by broker-dealers on the OTCQB. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2015		Fiscal 2014
Quarter Ended	High	Low	High	Low
March 31	$.15	$.08	$0.18	$0.08
June 30	$.44	$.06	$0.30	$0.14
September 30	$.54	$.15	$0.23	$0.07
December 31	$.24	$.10	$0.28	$0.01

Common Stock

As of March 3, 2016, our common stock was held by 87 stockholders of record and we had 18,848,307 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

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

Transfer Agent

The Company's registrar and transfer agent is Computershare Trust Company N.A., P.O. Box 43070, Providence, RI 02940-3070.

Securities Authorized for Issuance Under Equity Compensation Plan

We currently do not have any equity compensation plan.

Unregistered Sales of Equity Securities

None.

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

We have developed BioBacksheetR, a high performance green back sheet for Photovoltaic solar modules. Back sheet is the bottom most layer of the conventional PV panels that provides insulation and protection from the environment.

We are developing technologies and materials for storing electrical energy produced by Photovoltaic solar modules. We are currently focusing our research and product development efforts on low cost polymer-based components for and batteries that will hold more energy than conventional Lithium-ion batteries.

We were incorporated in the State of Nevada on April 24, 2006, as BioSolar Labs, Inc. Our name was changed to BioSolar, Inc. on June 8, 2006. Our principal executive offices are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387, and our telephone number is (661) 251-0001. Our fiscal year end is December 31.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $406,818 to $920,548 for the year ended December 31, 2015, compared to $513,730 for the prior period December 31, 2014. This increase in G&A expenses was the result of an increase in non-cash stock compensation expense of $394,413, increase in legal fees of $14,794 and marketing expenses of $14,470, with an overall decrease of $16,859 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $120,756 to $190,565 for the year ended December 31, 2015, compared to $69,809 for the prior period ended December 31, 2014. This overall increase in R&D expenses was the result of developing technologies and materials for storing electrical energy produced by Photovoltaic solar modules.

Other Income/(Expenses)

Other income and (expenses) increased by $1,835,534 to $(4,674,233) for the year ended December 31, 2015, compared to $(2,838,699) for the prior period ended December 31, 2014. The increase was the result of an increase in non-cash loss on change in fair value of the derivative instruments of $1,441,290, interest expense in the amount of $336,128, which includes an increase in amortization of debt discount in the amount of $272,900, increase in gain on sale of equipment of $9,862, loss on abandoned assets of $1,018, and interest income of $16. The increase in other income and (expenses) was primarily due to the issuance of convertible promissory notes.

Net Loss

Our net loss increased by $2,361,939 to $5,792,118 for the year ended December 31, 2015, compared to $3,430,179 for the prior period ended December 31, 2014. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivatives, and an overall increase in operating expenses.  The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had $8,807,278 in working capital deficit as compared to $3,703,333 for the prior year ended December 31, 2014. The increase of $5,103,945 in working capital deficit was due primarily to an increase in prepaid expenses, accrued expenses, convertible debt, and derivative liability.

During the year ended December 31, 2015, the Company used $686,982 of cash for operating activities, as compared to $472,134 for the prior year ended December 31, 2014. The increase in the use of cash for operating activities was a result of an increase in net loss, which included an increase in research and development expenses of $120,756 comparing December 31, 2015 to December 31, 2014. The Company is focused on development of its Photovoltaic solar cells technology.

Cash provided by investing activities was $12,952 for the year ended December 31, 2015 as compared to cash used by investing activities of $(39,576) for the prior year ended December 31, 2014. The increase in cash provided by investing activities was due to the proceeds from the sale of machinery and equipment, with an increase in cost of patents and the purchase of office equipment in the current year.

Cash provided from financing activities during the year ended December 31, 2015 was $730,000 as compared to $500,000 for the prior year ended December 31, 2014. Our capital needs have primarily been met from the proceeds from convertible notes, as we are currently in the development stage and have no revenues.

Our financial statements as of December 31, 2015 have been prepared under the assumption that we will continue as a going concern from inception (April 24, 2006) through December 31, 2015. Our independent registered public accounting firm has issued their report dated February 19, 2016 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that we believe will reduce the cost per watt of electricity generated by Photovoltaic solar modules.  We have developed BioBacksheetR , our first commercial product, and we are currently focusing on developing a low cost energy storage technology and materials for supercapacitors and batteries by 2017.

Our plan of operation within the next six months is to utilize our cash balances to develop our polymer-based cathode technology for high capacity and low cost Lithium-ion batteries.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next five months. Management estimates that it will require additional cash resources during 2016, based upon its current operating plan and condition. We expect increased expenses during second half of 2016 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our polymer-based cathode material.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report by Liggett & Webb P.A., our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	56	Chief Executive Officer, Acting Chief Financial Officer and Director
Stanley Levy	76	Vice President and Chief Technology Officer
Steven C. Bartling	54	Director
Dennis LePon	69	Director

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

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

David Lee - Chief Executive Officer and Acting Chief Financial Officer and Director of the Company since inception (April 24, 2006). Dr. Lee has over 30 years of engineering, marketing, sales, and corporate management experience in the areas of military and consumer communication systems, automotive electronics, software development and consulting.  From 2004 to 2006, he was with Ramsey-Shilling Co. in the business of Commercial Real Estate Investment and Brokerage.  From 2000 to 2004, he served as Chief Operating Officer for Applied Reasoning, Inc., a Delaware company engaged in the business of Internet Software Development. From 1994 to 2000, he served as Vice Present and General Manager for RF-Link Technology, Inc., a California company engaged in the business of Wireless Technology Development and Manufacturing. Dr. Lee received a Ph.D. in Electrical Engineering from Purdue University in 1989, a Master of Science in Electrical Engineering from University of Michigan in 1986 and a Bachelor of Science in Electrical Engineering from the University of Texas at Austin in 1984. The Board of Directors has concluded that Dr. Lee is qualified to serve as a director of the Company because of his diverse experience in technology, marketing, and executive management.

Stanley Levy - Vice President and Chief Technology Officer of the Company since August 2007. Dr. Levy has over 50 years of engineering and technical experience in the areas of plastics and film development. Dr. Levy spent 27 years at DuPont working on many of their premiere films, including Teflon, Mylar and Kapton. He holds 12 patents, his work has been published in numerous technical publications and he has received several awards for technical excellence. Prior to joining BioSolar, Dr. Levy was a consultant on module packaging for photovoltaic manufacturing companies including Global Solar, MiaSole, and Solar Integrated Technologies. In addition, he is a member of the National Renewable Energy Laboratory's Thin Film PV Module Reliability Team. Dr. Levy holds a Ph.D in Mechanical Engineering from the University of Connecticut, a Master of Science in Mechanical Engineering from the University of Connecticut and a Bachelor of Science in Mechanical Engineering from the University of Rhode Island.

Steven C. Bartling – Director since May 11, 2006: Steven C. Bartling has over 30 years of engineering and corporate management experience in the areas of ultra-high performance digital CMOS (Complementary Metal Oxide Semiconductor) circuit design, high performance microprocessor architecture/design, systems on a chip, packaging, and testing. From 2002 to the present, Mr. Bartling has been employed by Texas Instruments, Inc. in advanced research and development activities for various TI internal businesses and is currently serving as MCU Technology Development Manager for TI's Micro-Controller Division. From 2001 to 2002, he served as Director of Custom Design for Celerence, an Oregon company engaged in the business of Optical Communication Networking. Mr. Bartling received a Master of Science in Electrical Engineering from Georgia Institute of Technology in 1987 and a Bachelor of Science in Electrical Engineering from the University of Texas at Austin in 1985.  We concluded that Mr. Bartling’s wealth of technical and business experience he gained through his successful technical and corporate management career made him qualified to serve on the Board of Directors.  Mr. Bartling does not currently hold any other directorship. The Board of Directors has concluded that Mr. Bartling is qualified to serve as a director of the Company because of his extensive experience in technology and business development.

Dennis LePon – Director since May 11, 2006: Dennis LePon has over 45 years of financial, managerial, and business experience working for a bank, real estate finance companies, as well as a startup high tech company. From 1992 to the present, Mr. LePon has served as Chief Financial officer of Catalyst Resource Group, Inc., a real estate finance and consulting firm offering specialized financing for healthcare, C-Store, gasoline station and other varied commercial properties nationwide.  From 2002 to 2004, he served as Chief Financial Officer for FoodMarket Place.com, a California company engaged in the business of Web Based marketing for food and restaurant industry partnered with Hewlett Packard. Mr. LePon received a Bachelor of Arts from California State University at Northridge in 1969 and a Master of Business Administration from the University of Southern California in 1977.  We concluded that Mr. LePon’s strong financial and business experience he gained throughout his successful financial and corporate management career made him qualified to serve on the Board of Directors.  Mr. LePon does not currently hold any other directorship. The Board of Directors has concluded that Mr. LePon is qualified to serve as a director of the Company because of his extensive experience in corporate and finance management.

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

LEGAL PROCEEDINGS

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.   Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

●	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

●	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing annually the independence and quality control procedures of the independent auditors;

●	reviewing, approving, and overseeing risks arising from proposed related party transactions;

●	discussing the annual audited financial statements with the management;

●	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

●	monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held 7 meetings in 2015 including 4 meetings prior to filing our quarterly report and one meeting to filing our annual report.  All board members were present at all of the meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2015 all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for the named executive officers.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee - CEO and	2015		$144,000							$144,000
Acting CFO	2014	(1)	$144,000	0	0	0	0	0	0	$144,000

Stanley Levy	2015		$52,800							$52,800
– CTO	2014	(1)	$79,200	0	0	0	0	0	0	$79,200

(1)On December 18, 2014, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s and Chief Executive Officer ($67,000) and Chief Technology Officer ($61,000) in the aggregate amount of $128,000, which covered partial payment of $19,000 to our Chief Executive Officer for 2013 and $17,000 to our Chief Technology Officer and $48,000 to our Chief Executive Officer and $44,000 to our Chief Technology Officer in 2014.

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

The following table sets forth, as of March 3, 2016, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 3, 2016 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 3, 2016 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Biosolar, Inc.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total (1)
Common Stock	David Lee	5,843,363	31%
Common Stock	Stanley Levy	2,394,015	12.7%
Common Stock	Steven C. Bartling	614,063	3.3%
Common Stock	Dennis LePon	147,334	*
Common Stock	All Executive Officers and Directors as a Group (4 persons)	8,998,775	47.74%

*Less than one percent.

(i) Based upon 18,848,307 shares issued and outstanding as of March 3, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no material related party transactions which we entered into from inception (April 24, 2006) to December 31, 2015.

Director Independence

Steven C. Bartling is independent as the term "independent" is defined under the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by Liggett & Webb P.A. during 2015 and 2014 for the audit of our annual financial statements for the fiscal year totaled approximately $19,500 and $19,500, respectively.

Audit-Related Fees

We did not incur assurance and audit-related fees during 2015 and 2014, to Liggett & Webb P.A. nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended December 31, 2015 and 2014, respectively.

All Other Fees

There were no fees billed to us by Liggett & Webb P.A. for services rendered to us during the last two fiscal years, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

As of the date of this filing, our current policy is to not engage Liggett & Webb P.A. to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage Liggett & Webb P.A. to provide audit and other assurance services, such as review of SEC reports or filings.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 4, 2016.

BioSolar, Inc.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND
ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/s/ DAVID LEE	CHIEF EXECUTIVE OFFICER	March 4, 2016
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND
FINANCIAL OFFICER) AND
	CHAIRMAN OF THE BOARD	March 4, 2016

/s/ STEVEN C. BARTLING	DIRECTOR
STEVEN C. BARTLING		March 4, 2016

/s/ DENNIS LEPON	DIRECTOR
DENNIS LEPON		March 4, 2016

INDEX TO FINANCIAL STATEMENTS

BIOSOLAR, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BioSolar, Inc.

Santa Clarita, California

We have audited the accompanying balance sheet s of BioSolar. Inc. (“the Company”) as of December 31, 2015 and 2014, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSolar, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.
Liggett & Webb, P.A.

March 4, 2016

New York, New York

BIOSOLAR, INC.
BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$202,610	$146,640
Prepaid expenses	86,943	45,620

TOTAL CURRENT ASSETS	289,553	192,260

PROPERTY AND EQUIPMENT
Machinery and equipment	28,855	82,635
Less accumulated depreciation	(17,326)	(50,937)

NET PROPERTY AND EQUIPMENT	11,529	31,698

OTHER ASSETS
Patents	70,270	85,830
Deposit	770	770

TOTAL OTHER ASSETS	71,040	86,600

TOTAL ASSETS	$372,122	$310,558

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,055	$6,982
Accrued expenses	110,676	35,272
Derivative liability	7,878,599	3,320,943
Related party convertible promissory notes net of debt discount of $46,354 and $91,341, respectively	138,646	223,659
Convertible promissory notes net of debt discount of $232,645 and $216,263, respectively	966,855	308,737

TOTAL CURRENT LIABILITIES	9,096,831	3,895,593

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 17,995,953 and 11,846,354 shares issued and outstanding, respectively	1,799	1,184
Additional paid in capital	7,474,644	6,822,815
Accumulated deficit	(16,201,152)	(10,409,034)

TOTAL SHAREHOLDERS' DECIFIT	(8,724,709)	(3,585,035)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$372,122	$310,558

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Years Ended
	December 31, 2015	December 31, 2014

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	920,548	513,730
Research and development	190,565	69,809
Depreciation and amortization	6,772	7,941

TOTAL OPERATING EXPENSES	1,117,885	591,480

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(1,117,885)	(591,480)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	46	30
Loss on abandoned assets	(1,018)	-
Gain on sale of equipment	9,862	-
Fair value of debt financing cost	(66,976)	-
Loss on change in derivative liability	(4,086,512)	(2,645,222)
Interest expense	(529,635)	(193,507)

TOTAL OTHER INCOME/(EXPENSES)	(4,674,233)	(2,838,699)

NET INCOME (LOSS)	$(5,792,118)	$(3,430,179)

BASIC AND DILUTED LOSS PER SHARE	$(0.37)	$(0.33)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	15,599,745	10,411,873

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.
STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	-	$-	9,041,281	$904	$6,625,212	$(6,978,855)	$(352,739)

Issuance of common shares for converted promissory notes	-	-	2,805,073	280	145,720	-	146,000

Stock based compensation	-	-	-	-	51,883	-	51,883

Net loss for the year ended December 31, 2014	-	-	-	-	-	(3,430,179)	(3,430,179)

Balance at December 31, 2014	-	-	11,846,354	1,184	6,822,815	(10,409,034)	(3,585,035)

Issuance of common shares for converted promissory notes	-	-	6,149,599	615	205,533	-	206,148

Stock based compensation	-	-	-	-	446,296	-	446,296

Net Loss for the year ended December 31, 2015	-	-	-	-	-	(5,792,118)	(5,792,118)

Balance at December 31, 2015	-	$-	17,995,953	$1,799	$7,474,644	$(16,201,152)	$(8,724,709)

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Years Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,792,118)	$(3,430,179)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	6,772	7,941
Stock based compensation	446,296	51,883
Loss on conversion of debt and change in derivative liability	4,086,512	2,645,222
Fair value of financing cost	66,976	-
Amortization of debt discount recognized as interest expense	432,774	159,874
Gain on sale of asset	(9,862)	-
Loss on abandoned assets	1,018	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(41,323)	(37,317)
Other assets	24,850	-
Increase (Decrease) in:
Accounts payable	(4,927)	6,317
Accrued expenses	96,050	124,125

NET CASH USED IN OPERATING ACTIVITIES	(686,982)	(472,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(759)	(844)
Proceeds from sale of asset	23,000	-
Patent expenditures	(9,289)	(38,732)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	12,952	(39,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	730,000	500,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	730,000	500,000

NET INCREASE/(DECREASE) IN CASH	55,970	(11,710)

CASH, BEGINNING OF PERIOD	146,640	158,350

CASH, END OF PERIOD	$202,610	$146,640

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$809	$529
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$206,148	$146,000
Accrued salaries exchanged for promissory notes	$-	$128,000

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2015 AND 2014

1.    ORGANIZATION AND LINE OF BUSINESS

Organization

BioSolar, Inc. (the "Company") was incorporated in the state of Nevada on April 24, 2006. The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market Photovoltaic solar technology products.

Line of Business

We are engaged in the development of innovative technologies and materials that will reduce the cost per watt of electricity generated by Photovoltaic solar modules. We have developed BioBacksheetTM, a high performance green back sheet for Photovoltaic solar modules. We are currently developing technologies and materials for storing electrical energy produced by Photovoltaic solar modules. We are focusing our research and product development efforts on low cost polymer-based supercapacitor and battery components for electrical energy storage.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placements offerings of equity and debt. Management believes that it will be able to continue to raise funds through the sale of its securities to its existing shareholders and prospective new investors which will provide the additional cash needed to meet the Company’s obligations as they become due, and riallow the development of its core of business There is no assurance that the Company will be able to continue raising the required capital for its operations.

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

Depreciation expense for the years ended December 31, 2015 and 2014 was $6,772 and $7,941, respectively.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $190,565 and $69,809 for the years ended December 31, 2015 and 2014, respectively.

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Income (Loss) per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the year ended December 31, 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,978,333 options, 245,000 warrants, and the shares issuable from convertible debt of $1,384,500 for the year ended December 31, 2015.

	For the years ended
	December 31, ,
	2015	2014

(Loss) to common shareholders (Numerator)	$(5,792,118)	$(3,430,179)

Basic and diluted weighted average number of common shares outstanding (Denominator)	15,599,745	10,411,873

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2015 AND 2014

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2015, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$7,878,599	$-	$-	$7,878,599

Total liabilities measured at fair value	$7,878,599	$-	$-	$7,878,599

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2013	$361,170
Fair value of derivative liabilities issued	314,551
Loss on change in derivative liability	2,645,222
Balance as of December 31, 2014	$3,320,943
Fair value of derivative liabilities issued	471,144
Loss on change in derivative liability	4,086,512
Balance as of December 31, 2015	$7,878,599

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

During the year ended December 31, 2015, the Company issued 6,149,599 shares of common stock at prices ranging from $0.0133 to $0.065 per share upon conversion of $185,500 in convertible promissory notes, including $20,648 in accrued interest.

During the year ended December 31, 2014, the Company issued 2,805,073 shares of common stock at prices ranging from $0.0367 to $0.10, for conversion of $135,000 in convertible promissory notes, including $11,000 in accrued interest.

4.    STOCK OPTIONS AND WARRANTS

Stock Options

During the years ended December 31, 2015 and 2014, respectively, the Company granted 15,950,000 and 0 stock options.

	12/31/2015		12/31/2014
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	836,667	$1.43	836,667	$1.43
Granted	15,950,000	0.23	-	-
Exercised	-	-	-	-
Expired	(808,334)	1.45	-	-
Outstanding, end of period	15,978,333	$0.23	836,667	$1.43
Exercisable at the end of period	2,530,333	$0.21	811,667	$1.46

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2015 AND 2014

4.    STOCK OPTIONS AND WARRANTS (Continued)

Stock Options

The weighted average remaining contractual life of options outstanding as of December 31, 2015 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.05	3,333	3,333	0.23
2.92	25,000	25,000	2.17
0.09	2,450,000	882,000	6.23
0.26	13,500,000	1,620,000	6.68
Total	15,978,333	2,530,333

The weighted average remaining contractual life of options outstanding as of December 31, 2014 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.05	236,667	236,667	1.23
0.40	600,000	575,000	3.17
Total	836,667	811,667

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2015 and 2014, related to the granting of these options was $446,296 and $51,883, respectively.

As of December 31, 2015, there was no intrinsic value with regards to the outstanding options.

For purpose of determining the fair market value of the stock options granted during the year ended December 31, 2015, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	1.68% – 1.92%
Stock volatility factor	104.37% - 114.97%
Weighted average expected option life	7 years
Expected dividend yield	None

Warrants

During the year ended December 31, 2015, the Company granted no warrants. As of December 31, 2015, 245,000 warrants are outstanding. The warrant terms are 5 years with 95,000 warrants expiring in October 2016 and 150,000 warrants expiring in October 2017.

	December 31, 2015
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, January 1, 2015	245,000	$0.97
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2015	245,000	$0.97
Exercisable at the end of period	245,000	$0.97

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2015 AND 2014

5.    CONVERTIBLE PROMISSORY NOTES

On January 18, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $80,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $10,000. On April 16, 2013, the Company received an additional advance of $25,000. The total advances received were $35,000, of which principal in the amount of $25,000, and $2,886 in accrued interest was converted into 183,481 shares of common stock at fair value of $0.43 and $0.367 per share on September 29, 2013 and October 3, 2014. On July 6, 2015 the Company issued 735,153 shares of common stock at a fair value of $0.0133 upon conversion of principal in the amount of $8,000, plus accrued interest of $1,778, leaving a balance of $2,000. During the month of July 2013, the Company extended the maturity date of the note from six (6) months to eighteen (18) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.40 per share b) fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date, or c) the lowest effective price per share granted to any person or entity, after the effective date, to acquire common stock. The fair value of the notes has been determined by using Black-Scholes pricing model with an expected life of more than a year.

On March 1, 2013, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $100,000, to be advanced in amounts at the lender’s discretion. The Company received advances of $35,000 during the year ended December 31, 2013. The note was amended on February 24, 2014, and was extended for six (6) months to mature on August 28, 2014. The maturity date was subsequently extended to August 28, 2015. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.20 per share or fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. On October 2, 2014 and December 30, 2014, the lender converted $20,000 in principal, plus $11,001 of accrued interest. As of December 31, 2014, the remaining balance was $15,000. On February 25, 2015, the Company issued 325,525 shares of common stock at fair value of $0.0367 for principal in the amount of $10,000, plus accrued interest of $1,939, leaving a remaining balance of $5,000 as of March 31, 2015. On April 21, 2015, the remaining principal of $5,000, plus accrued interest of $1,071 was converted into 182,319 shares of common stock. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of less than a year. As of December 31, 2015, the note was fully converted.

On May 2, 2014, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $50,000. On various dates, the Company received additional advances in the aggregate sum of $450,000, for a total aggregate sum of $500,000. During the year ended December 31, 2015, the Company issued 2,718,911 shares of common stock for principal in the amount of $32,500, plus accrued interest of $3,661. The principal balance remaining as of December 31, 2015 was $467,500. The note matures nine months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of eighteen (18) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $139,656 during the years ended December 31, 2015.

On January 30, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $50,000. On various dates, the Company received additional advances in the aggregate sum of $450,000. The principal balance at December 31, 2015 was $467,500. The note matures nine months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.15 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of nine (9) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $186,290 during the year ended December 31, 2015.

On October 1, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured Convertible Note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $90,000. On various dates, the Company received additional advances in the aggregate sum of $140,000. The principal balance at December 31, 2015 was $230,000. The note matures twelve (12) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $20,739 during the year ended December 31, 2015.

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2015 AND 2014

5.   CONVERTIBLE PROMISSORY NOTES (Continued)

RELATED PARTY CONVERTIBLE PROMISSORY NOTES

On June 5, 2013, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($114,000) and Chief Technology Officer ($128,000) in the aggregate amount of $242,000. On March 5, 2014, the Company issued 694,191 upon partial conversion of principal in the amount of $55,000, plus accrued interest of $2,063, leaving a remaining balance of $187,000. On April 17, 2015, the Company issued 2,187,692 shares of common stock upon conversion of $130,000 in principal, plus $12,200 in accrued interest, leaving a balance of $57,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.24 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes matured two (2) years from their effective dates, and were extended on June 22, 2015 for one (1) year with a maturity date of June 5, 2016. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $24,360 during the year ended December 31, 2015.

On December 18, 2014, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($68,000) and Chief Technology Officer ($61,000) in the aggregate amount of $128,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.101 per share of common stock or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $47,930 during the year ended December 31, 2015.

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

During the year ended December 31, 2015, as a result of the convertible notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $471,144, based upon a Black-Sholes-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the convertible notes.

During the year ended December 31, 2015, approximately $185,500 convertible notes were converted. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a loss in change in derivative of $4,086,512 in the statement of operations for the year ended December 31, 2015. At December 31, 2015 and 2014, the fair value of the derivative liability was $7,878,599 and $3,320,943, respectively.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivatives are as follows:

	2015	a 2014
Risk free interest rate	0.00% - 0.64%	0.02% - 0.58%
Stock volatility factor	47.60% - 310.4%	104.46% - 149.81%
Weighted average expected option life	1 mo - 2 years	6 mos - 2 years
Expected dividend yield	None	None

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2015 AND 2014

7.    INTANGIBLE ASSETS

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar cells traditionally made from petroleum-based film. During the years ended December 31, 2015 and 2014, the Company reviewed the capitalized patents for impairment in accordance with ASC 350, and determined there was no impairment. As of December 31, 2015 and 2013, the carrying value of the patents was $70,270 and $85,830, respectively. As of December 31, 2015 and 2014, no amortization has been expensed for the patents, since approval of the patents are pending.

8.    INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at December 31, 2015 and 2014, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2015 and 2014, the Company did not recognize interest or penalties.

At December 31, 2015, the Company had net operating loss carry-forwards of approximately $7,227,000, which expire starting in 2027. No tax benefit has been reported in the December 31, 2015 and 2014 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014

Book income	$(2,317,510)	$(1,372,071)

Depreciation	(730)	(420)
Meals and entertainment	370	350
Non-deductible non-cash charges	1,986,900	1,142,791
Accrued payroll	-	(14,400)

Valuation Allowance	330,970	243,750

Income tax expense	$-	$-

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

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2015 AND 2014

8.    INCOME TAXES (Continued)

Net deferred tax liabilities consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
NOL carryover	$2,614,500	$2,299,720
R & D credit	59,250	47,640
Accrued payroll	-	-

Deferred tax liabilites:
Depreciation	(3,100)	(7,670)

Less Valuation Allowance	(2,670,650)	(2,339,690)

Net deferred tax asset	$-	$-

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

The Company’s facility is leased on a month to month basis without an expiration date. Our monthly lease payments were $534, which increased to $550 in November 2015. The rent paid for both years ended December 31, 2015 and 2014 were $6,440 and $6,408, respectively.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

10.   SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On January 11, 2016, the Company received $68,000 of additional consideration on a convertible promissory note agreement dated October 1, 2015.

On January 11, 2016, the Company revised and restated two (2) convertible notes with original principal sums of up $500,000 issued on May 2, 2014 and January 30, 2015, respectively. The maturity date of the notes was extended to eighteen (18) months from the effective date of each payment of consideration, and is the date upon which the principal sum of each Note and unpaid interest and fees shall be due and payable.

On January 15, 2016, the Company issued 660,161 shares of common stock upon conversion of principal in the amount of $7,500, plus accrued interest of $1,280, pertaining to a convertible note issued on May 2, 2014.

On January 26, 2016, the Company issued 192,193 shares of common stock upon conversion of principal in the amount of $2,000, plus accrued interest of $556, pertaining to a convertible note issued on July 6, 2015.

On February 9, 2016, the Company received $87,000 of additional consideration on a convertible promissory note agreement dated October 1, 2015.

