Form 10-Q
period 2016-03-31
BioSolar Inc
filed 2016-05-11
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The number of shares of registrant’s common stock outstanding, as of April 27, 2016 was 19,924,208.

BIOSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$230,167	$202,610
Prepaid expenses	134,984	86,943

TOTAL CURRENT ASSETS	365,151	289,553

PROPERTY AND EQUIPMENT
Machinery and equipment	28,855	28,855
Less accumulated depreciation	(18,092)	(17,326)

NET PROPERTY AND EQUIPMENT	10,763	11,529

OTHER ASSETS
Patents	70,270	70,270
Deposit	770	770

TOTAL OTHER ASSETS	71,040	71,040

TOTAL ASSETS	$446,954	$372,122

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$35,448	$2,055
Accrued expenses	142,893	110,676
Derivative liability	7,654,202	7,878,599
Related party convertible promissory notes net of debt discount of $61,587 and $46,354, respectively	123,413	138,646
Convertible promissory notes net of debt discount of $157,094 and $232,645, respectively	1,281,106	966,855

TOTAL CURRENT LIABILITIES	9,237,062	9,096,831

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 19,457,498 and 17,995,953 shares issued and outstanding, respectively	1,945	1,799
Additional paid in capital	7,886,879	7,474,644
Accumulated deficit	(16,678,932)	(16,201,152)

TOTAL SHAREHOLDERS' DECIFIT	(8,790,108)	(8,724,709)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$446,954	$372,122

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	525,126	118,146
Research and development	80,451	34,904
Depreciation and amortization	766	2,094

TOTAL OPERATING EXPENSES	606,343	155,144

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(606,343)	(155,144)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	15	7
Gain on conversion of debt and change in derivative liability	304,112	485,233
Interest expense	(175,564)	(85,443)

TOTAL OTHER INCOME/(EXPENSES)	128,563	399,797

NET (LOSS) INCOME	$(477,780)	$244,653

BASIC AND DILUTED (LOSS) INCOME PER SHARE	$(0.03)	$0.02

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	18,684,577	11,969,330

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2015	-	$-	17,995,953	$1,799	$7,474,644	$(16,201,152)	$(8,724,709)

Issuance of common shares for converted promissory notes and accrued interest	-	-	1,461,545	146	19,293	-	19,439

Stock based compensation	-	-	-	-	392,942	-	392,942

Net Loss for the three months ended March 31, 2016	-	-	-	-	-	(477,780)	(477,780)

Balance at March 31, 2016 (unaudited)	-	$-	19,457,498	$1,945	$7,886,879	$(16,678,932)	$(8,790,108)

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income	$(477,780)	$244,653
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	766	2,094
Stock based compensation	392,942	6,486
Loss on conversion of debt and change in derivative liability	(304,112)	(485,233)
Amortization of debt discount recognized as interest expense	140,033	66,972
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(48,041)	(20,205)
Increase (Decrease) in:
Accounts payable	33,393	14,420
Accrued expenses	35,356	18,202

NET CASH USED IN OPERATING ACTIVITIES	(227,443)	(152,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(759)
Patent expenditures	-	(4,732)

NET CASH USED IN INVESTING ACTIVITIES	-	(5,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	255,000	185,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	255,000	185,000

NET INCREASE IN CASH	27,557	26,898

CASH, BEGINNING OF PERIOD	202,610	146,640

CASH, END OF PERIOD	$230,167	$173,538

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$176	$270
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$19,439	$11,939

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2015.

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

THREE MONTHS ENDED MARCH 31, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income (Loss) per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2016 and 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,975,000 options, 245,000 warrants, and the shares issuable from convertible debt of $1,623,200 for the three months ended March 31, 2016.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2016, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$7,654,202	$-	$-	$7,654,202

Total liabilities measured at fair value	$7,654,202	$-	$-	$7,654,202

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2016	$7,878,599
Fair value of derivative liabilities issued	79,715
Gain on conversion of debt and change in derivative liability	(304,112)
Ending balance as of March 31, 2016	$7,654,202

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

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

During the three months ended March 31, 2016, the Company issued 1,461,545 shares of common stock at a price of $0.0133 per share upon conversion of $16,300 in convertible promissory notes, including $3,139 in accrued interest.

4.	STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2016, the Company did not grant any stock options.

	March 31, 2016
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, January 1, 2016	15,978,333	$0.23
Granted	-	-
Exercised	-	-
Expired	(3,333)	$0.23
Outstanding, March 31, 2016	15,975,000	$0.23
Exercisable at the end of period	4,441,000	$0.22

The weighted average remaining contractual life of options outstanding as of March 31, 2016 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
0.40	25,000	25,000	1.92
0.09	2,450,000	1,176,000	5.98
0.26	13,500,000	3,240,000	6.43
Total	15,975,000	4,441,000

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2016 related to the granting of these options was $392,942.

As of March 31, 2016, there was no intrinsic value with regards to the outstanding options.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

4.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants

During the three months ended March 31, 2016, the Company granted no warrants. As of March 31, 2016, 245,000 warrants are outstanding. The warrant terms are 5 years with 95,000 warrants expiring in October 2016 and 150,000 warrants expiring in October 2017.

	March 31, 2016
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, January 1, 2016	245,000	$0.97
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2016	245,000	$0.97
Exercisable at the end of period	245,000	$0.97

5.	CONVERTIBLE PROMISSORY NOTES

On January 18, 2013, the Company entered into a securities purchase agreement for the sale of 10% convertible promissory note in the aggregate principal amount of up to $80,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $10,000. On April 16, 2013, the Company received an additional advance of $25,000. The total advances received were $35,000, of which principal in the amount of $25,000, and $2,886 in accrued interest was converted into 183,481 shares of common stock at fair value of $0.43 and $0.367 per share on September 29, 2013 and October 3, 2014. On July 6, 2015 the Company issued 735,153 shares of common stock at a fair value of $0.0133 upon conversion of principal in the amount of $8,000, plus accrued interest of $1,778, leaving a balance of $2,000. During the month of July 2013, the Company extended the maturity date of the note from six (6) months to eighteen (18) months from the effective date of each advance. The note was fully converted on January 26, 2016, at which time the Company issued 1,461,545 shares of common stock.

On May 2, 2014, the Company entered into a securities purchase agreement, providing for the sale by the Company of 10% unsecured convertible note in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $50,000. On various dates, the Company received additional advances in the aggregate sum of $450,000, for a total aggregate sum of $500,000. As of December 31, 2015, the remaining principal balance was $467,500. During the three months ended March 31, 2016, the Company issued 1,269,353 shares of common stock for principal in the amount of $14,300, plus accrued interest of $2,582, leaving a principal balance of $453,200. Each advance matures eighteen (18) months from the effective date of each advance, which was extended to sixty (60) months on January 12, 2016. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of sixty (60) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $17,334 during the three months ended March 31, 2016.

On January 30, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of 10% unsecured convertible note in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $50,000. On various dates, the Company received additional advances in the aggregate sum of $450,000. The principal balance at March 31, 2016 was $500,000. Each advance matures eighteen (18) months from the effective date of each advance, which was extended to sixty (60) months on January 12, 2016. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.15 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of sixty (60) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $70,880 during the three months ended March 31, 2016.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On October 1, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of 10% unsecured convertible notes in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $90,000. On various dates, the Company received additional advances in the aggregate sum of $395,000. The principal balance at March 31, 2016 was $485,000. Each advance matures twelve (12) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $39,870 during the year ended December 31, 2015.

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

On December 18, 2014, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($68,000) and Chief Technology Officer ($61,000) in the aggregate amount of $128,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.101 per share of common stock or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Black-Scholes pricing model with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,949 during the three months ended March 31, 2016.

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

During the three months ended March 31, 2016, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $79,715, based upon a Black-Sholes-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the three months ended March 31, 2016, approximately $16,300 convertible notes were converted. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a gain on conversion of debt and change in derivative of $304,112 in the statement of operations for the three months ended March 31, 2016. At March 31, 2016, the fair value of the derivative liability was $7,654,202.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

6.	DERIVATIVE LIABILITIES (Continued)

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

3/31/2016
Risk free interest rate	0.52% - 1.21%
Stock volatility factor	126.74% - 184.98%
Weighted average expected option life	1 year - 5 years
Expected dividend yield	None

7.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On April 8, 2016, the Company issued 466,710 shares of common stock upon conversion of $5,200 in principal, plus accrued interest of $1,007. The securities purchase agreement was entered into on May 2, 2014, providing for the sale by the Company of 10% unsecured convertible note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 4, 2016, and in other reports filed by us with the SEC.

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

Recent Transactions

On January 21, 2016, the Company signed an agreement to extend the funding of its sponsored research program with the University of California, Santa Barbara.

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

Management reviewed currently issued pronouncements during the three months ended March 31, 2016, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations – Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $406,980 to $525,126 for the three months ended March 31, 2015, compared to $118,146 for the prior period March 31, 2015. This increase in G&A expenses was the result of an increase in non-cash stock compensation expense of $386,456, an increase in marketing expense of $9,620, and an increase in professional fees of $6,239, with an overall increase of $4,665 in G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $45,547 to $80,451 for the three months ended March 31, 2016, compared to $34,904 for the prior period ended March 31, 2015. This overall increase in R&D expenses was the result of developing technologies and materials for storing electrical energy produced by photovoltaic solar modules.

Other Income/(Expenses)

Other income and (expenses) decreased by $271,234 to $128,563 for the three months ended March 31, 2016, compared to $399,797 for the prior period ended March 31, 2015. The decrease was the result of a decrease in non-cash gain on change in fair value of the derivative instruments of $181,120, with an increase in interest expense in the amount of $90,122, which includes non-cash expense of amortization of debt discount in the amount of $73,061, and an increase in interest income of $8. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments.

Net Income (Loss)

Our net loss $(477,780) for the three months ended March 31, 2016, compared to net income of $244,653 for the prior period ended March 31, 2015. The increase in net loss was due to a decrease in non-cash other income (expenses) associated with the net change in derivative instruments, and an overall increase in operating expenses primarily associated with non-cash stock compensation.  The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended March 31, 2016, we did not generate any revenues, incurred a net loss of $477,780 and cash used in operations of $227,443. As of March 31, 2016, we had a working capital deficiency of $8,871,911 and a shareholders’ deficit of $8,790,108. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2015 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and suitability of using the going concern basis is dependent upon, among other things, additional cash infusion. In the three months ended March 31, 2016 we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors, and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

As of March 31, 2016, we had a working capital deficit of $8,871,911 compared to working capital deficit of $8,807,278 for the year ended December 31, 2015. This increase in capital deficit of $64,633 was due primarily to an increase in cash, prepaid expenses, accounts payable, accrued expenses, the issuance of convertible promissory notes, and a decrease in derivative liability associated with the notes.

During the three months ended March 31, 2016, we used $227,443 of cash for operating activities, as compared to $152,611 for the prior period ended March 31, 2015. The increase in the use of cash for operating activities was a result of an increase in net loss, which included an increase in research and development expenses of $45,547 compared to the prior three months ended March 31, 2015.

Cash used in investing activities for the three months ended March 31, 2016 and 2015, were $0 and $5,491, respectively. The overall net change in investing activities was primarily due to the purchase of small office equipment and patent expenditures in the prior period.

Cash provided from financing activities was $255,000 for the three months ended March 31, 2016, as compared to $185,000 for the prior period ended March 31, 2015. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements, as we currently have not generated any revenues.

We have a material commitment for capital expenditures in the form of a sponsored research agreement with the University of California Santa Barbara during the next twelve months.  Although proceeds from our financing activities are currently sufficient to fund our operating expenses through the next four months, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek additional financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Our financial statements as of March 31, 2016 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 4, 2016 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that will reduce the cost per watt of electricity generated by Photovoltaic solar modules.  We have developed BioBacksheetR , our first commercial product, and we are currently focusing on developing a low cost energy storage technology and materials for supercapacitors and batteries by 2017.

Our plan of operation within the next six months is to utilize our cash balances to develop our polymer-based cathode technology for high capacity and low cost Lithium-ion batteries.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next five months. Management estimates that it will require additional cash resources during 2016, based upon its current operating plan and condition. We expect increased expenses during the second half of 2016 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our polymer-based cathode material.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 4, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, the Company issued 1,461,545 shares of common stock at a price per share of $0.0133 upon conversion of $16,300 in convertible promissory notes, plus $3,139 in accrued interest.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 11, 2016.

BIOSOLAR, INC.

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

