Form 10-Q
period 2016-06-30
BioSolar Inc
filed 2016-08-08
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

The number of shares of registrant’s common stock outstanding, as of August 8, 2016 was 24,972,837.

BIOSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$245,439	$202,610
Prepaid expenses	69,173	86,943

TOTAL CURRENT ASSETS	314,612	289,553

PROPERTY AND EQUIPMENT
Machinery and equipment	28,855	28,855
Less accumulated depreciation	(18,858)	(17,326)

NET PROPERTY AND EQUIPMENT	9,997	11,529

OTHER ASSETS
Patents	70,754	70,270
Deposit	770	770

TOTAL OTHER ASSETS	71,524	71,040

TOTAL ASSETS	$396,133	$372,122

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$19,198	$2,055
Accrued expenses	167,850	110,676
Derivative liability	7,785,333	7,878,599
Related party convertible promissory notes net of debt discount of $22,455 and $46,354, respectively	105,545	138,646
Convertible promissory notes net of debt discount of $247,607 and $232,645, respectively	1,332,593	966,855

TOTAL CURRENT LIABILITIES	9,410,519	9,096,831

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 22,839,475 and 17,995,953 shares issued and outstanding, respectively	2,284	1,799
Additional paid in capital	8,382,556	7,474,644
Accumulated deficit	(17,399,226)	(16,201,152)

TOTAL SHAREHOLDERS' DECIFIT	(9,014,386)	(8,724,709)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$396,133	$372,122

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	537,056	136,501	1,062,182	254,645
Research and development	62,442	35,871	142,893	70,776
Depreciation and amortization	766	2,105	1,532	4,200

TOTAL OPERATING EXPENSES	600,264	174,477	1,206,607	329,621

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(600,264)	(174,477)	(1,206,607)	(329,621)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	15	11	30	18
Gain on conversion of debt and change in derivative liability	19,167	(17,824,578)	323,279	(17,339,345)
Interest expense	(139,212)	(102,962)	(314,776)	(188,404)

TOTAL OTHER INCOME/(EXPENSES)	(120,030)	(17,927,529)	8,533	(17,527,731)

NET INCOME (LOSS)	$(720,294)	$(18,102,006)	$(1,198,074)	$(17,857,352)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(1.24)	$(0.06)	$(1.34)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	20,684,561	14,623,142	19,684,569	13,303,567

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2015	-	$-	17,995,953	$1,799	$7,474,644	$(16,201,152)	$(8,724,709)

Issuance of common shares for converted promissory notes and accrued interest	-	-	4,272,305	428	56,394	-	56,822

Issuance of common shares for related party converted promissory notes and accrued interest	-	-	571,217	57	65,633	-	65,690

Stock based compensation	-	-	-	-	785,885	-	785,885

Net Loss for the six months ended June 30, 2016	-	-	-	-	-	(1,198,074)	(1,198,074)

Balance at June 30, 2016 (unaudited)	-	$-	22,839,475	$2,284	$8,382,556	$(17,399,226)	$(9,014,386)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income	$(1,198,074)	$(17,857,352)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,532	4,200
Stock based compensation	785,885	31,068
(Gain)/Loss on net change in derivative liability and conversion of debt	(323,279)	17,339,345
Amortization of debt discount recognized as interest expense	238,950	148,198
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	17,770	(16,699)
Increase (Decrease) in:
Accounts payable	17,143	14,740
Accrued expenses	75,386	39,667

NET CASH USED IN OPERATING ACTIVITIES	(384,687)	(296,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(759)
Patent expenditures	(484)	(5,955)

NET CASH USED IN INVESTING ACTIVITIES	(484)	(6,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	428,000	410,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	428,000	410,000

NET INCREASE IN CASH	42,829	106,453

CASH, BEGINNING OF PERIOD	202,610	146,640

CASH, END OF PERIOD	$245,439	$253,093

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$420	$539
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$122,512	$181,234

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2015.

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company uses the Binomial option-pricing model to value its stock option awards which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. On March 24, 2015, the Company granted 2,450,000 stock options with an exercise price of $0.09 per share, and on September 2, 2015 the Company granted an additional 13,500,000 stock options with an exercise price of $0.26 per share. The options will vest 1/25 on a monthly basis starting April 24, 2015 and October 1, 2015, respectively, and terminate seven (7) years from the date of grant or upon termination of employment.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income (Loss) per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2016, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,975,000 options, 245,000 warrants, and the shares issuable from convertible debt of $1,708,200 for the six months ended June 30, 2016.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2016, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$7,785,333	$-	$-	$7,785,333

Total liabilities measured at fair value	$7,785,333	$-	$-	$7,785,333

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2016	$7,878,599
Fair value of derivative liabilities issued	230,013
Gain on conversion of debt and change in derivative liability	(323,279)
Ending balance as of June 30, 2016	$7,785,333

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

SIX MONTHS ENDED JUNE 30, 2016

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

During the six months ended June 30, 2016, the Company issued 4,272,305 shares of common stock at a price of $0.0133 per share upon conversion of $47,300 in convertible promissory notes, including $9,522 in accrued interest.

During the six months ended June 30, 2016, the Company issued 571,217 shares of common stock at a price of $0.115 per share upon conversion of related party convertible promissory notes with a fair value of $57,000, plus accrued interest of $8,690.

4.	STOCK OPTIONS AND WARRANTS

During the six months ended June 30, 2016, the Company did not grant any stock options.

	June 30, 2016
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, January 1, 2016	15,978,333	$0.23
Granted	-	-
Exercised	-	-
Expired	(3,333)	$0.23
Outstanding, June 30, 2016	15,975,000	$0.23
Exercisable at the end of period	6,355,000	$0.22

The weighted average remaining contractual life of options outstanding as of June 30, 2016 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
0.40	25,000	25,000	1.67
0.09	2,450,000	1,470,000	5.73
0.26	13,500,000	4,860,000	6.18
Total	15,975,000	6,355,000

The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2016 related to the granting of these options was $785,885.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

4.	STOCK OPTIONS AND WARRANTS

As of June 30, 2016, there was no intrinsic value with regards to the outstanding options.

Warrants

During the six months ended June 30, 2016, the Company granted no warrants. As of June 30, 2016, 245,000 warrants are outstanding. The warrant terms are 5 years with 95,000 warrants expiring in October 2016 and 150,000 warrants expiring in October 2017.

	June 30, 2016
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, January 1, 2016	245,000	$0.97
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2016	245,000	$0.97
Exercisable at the end of period	245,000	$0.97

5.	CONVERTIBLE PROMISSORY NOTES

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

On May 2, 2014, the Company entered into a securities purchase agreement, providing for the sale by the Company of 10% unsecured convertible note in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $50,000. On various dates, the Company received additional advances in the aggregate sum of $450,000, for a total aggregate sum of $500,000. As of December 31, 2015, the remaining principal balance was $467,500. During the six months ended June 30, 2016, the Company issued 4,080,113 shares of common stock for principal in the amount of $45,300, plus accrued interest of $8,966, leaving a principal balance of $422,200. Each advance matures eighteen (18) months from the effective date of each advance, which was extended on January 12, 2016 to sixty (60) months, with maturity dates ranging from May 1, 2019 to December 21, 2019. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $23,097 during the six months ended June 30, 2016.

On January 30, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of 10% unsecured convertible note in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $50,000. On various dates, the Company received additional advances in the aggregate sum of $450,000. The principal balance at June 30, 2016 was $500,000. Each advance matured eighteen (18) months from the effective date of each advance, which was extended on January 12, 2016 to sixty (60) months, with maturity dates ranging from January 29, 2020 to August 25, 2020. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.15 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $83,230 during the six months ended June 30, 2016.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On October 1, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of 10% unsecured convertible notes in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $90,000. On various dates, the Company received additional advances in the aggregate sum of $395,000. The principal balance at June 30, 2016 was $485,000. Each advance matures twelve (12) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $89,766 during the six months ended June 30, 2016.

On April 8, 2016, the Company entered into a securities purchase agreement, providing for the sale by the Company of 10% unsecured convertible notes in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $48,000. On various dates, the Company received additional advances in the aggregate sum of $125,000. The principal balance at June 30, 2016 was $173,000. Each advance matures twelve (12) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $21,625 during the six months ended June 30, 2016.

Related Party Convertible Promissory Notes

On June 5, 2013, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($114,000) and Chief Technology Officer ($128,000) in the aggregate amount of $242,000. On March 5, 2014, the Company issued 694,191 upon partial conversion of principal in the amount of $55,000, plus accrued interest of $2,063, leaving a remaining balance of $187,000. On April 17, 2015, the Company issued 2,187,692 shares of common stock upon conversion of $130,000 in principal, plus $12,200 in accrued interest, leaving a balance of $57,000. On June 20, 2016, the Company issued 571,217 shares of common stock upon conversion of $57,000 in principal, plus $8,960 in accrued interest. As of June 30, 2016 the note was fully converted. The fair value of the notes has been determined by using the Binomial lattice formula with an expected life of two (2) years.

On December 18, 2014, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($67,000) and Chief Technology Officer ($61,000) in the aggregate amount of $128,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.101 per share of common stock or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Binomial lattice formula with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $23,899 during the six months ended June 30, 2016.

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

During the six months ended June 30, 2016, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $232,951, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

6.	DERIVATIVE LIABILITIES (Continued)

During the six months ended June 30, 2016, approximately $104,300 convertible notes were converted. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a gain on net change in derivative and conversion of debt of $323,279 in the statement of operations for the six months ended June 30, 2016. At June 30, 2016, the fair value of the derivative liability was $7,785,333.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

6/30/2016
Risk free interest rate	0.36% - 1.40%
Stock volatility factor	109.60% - 184.98%
Weighted average expected option life	1 year - 5 years
Expected dividend yield	None

7.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On July 8, 2016, the Company received a $74,000 advance on a securities purchase agreement entered into on April 8, 2016. The securities purchase agreement is a 10 % unsecured convertible note in the aggregate principal amount of up to $500,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock.

During the month of July, 2016, the Company issued 2,133,361 shares of common stock upon conversion of $28,374 in principal, including accrued interest. The securities purchase agreement was entered into on May 2, 2014, providing for the sale by the Company of 10% unsecured convertible note in the aggregate principal amount of $500,000, to be advanced in amounts at the lender’s discretion. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock.

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

We are currently focusing on developing a low cost energy storage solution based on our polymer-based battery electrode material technology that we believe will result in higher energy capacity, lower cost per watt, and substantially longer life of energy storage devices. Lower cost of energy storage will results in reduced cost per watt of electricity produced by PV solar modules.

We were incorporated in the State of Nevada on April 24, 2006, as BioSolar Labs, Inc. Our name was changed to BioSolar, Inc. on June 8, 2006. Our principal executive offices are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387, and our telephone number is (661) 251-0001. Our fiscal year end is December 31.

Recent Transactions

None

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using a Binomial lattice valuation model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Management reviewed currently issued pronouncements during the six months ended June 30, 2016, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements

Results of Operations – Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $400,554 to $537,055 for the three months ended June 30, 2016, compared to $136,501 for the prior period ended June 30, 2015. This increase in G&A expenses was the result of an increase in non-cash stock compensation expense of $368,361, an increase in investor relations of $12,633, and an increase in professional fees of $14,435, with an overall increase of $5,125 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $26,571 to $62,442 for the three months ended June 30, 2016, compared to $35,871 for the prior period ended June 30, 2015. This overall increase in R&D expenses was the result of developing technologies and materials for storing electrical energy produced by photovoltaic solar modules.

Other Income/(Expenses)

Other income and (expenses) decreased by $17,807,498 to $(120,031) for the three months ended June 30, 2016, compared to $(17,927,529) for the prior period ended June 30, 2015. The decrease was the result of a decrease in non-cash gain on change in fair value of the derivative instruments of $17,843,744, with an increase in interest expense in the amount of $36,250, which includes non-cash expense of amortization of debt discount in the amount of $17,691, and an increase in interest income of $4. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments.

Net Income (Loss)

Our net loss for the three months ended June 30, 2016 was $(720,294), compared to $(18,102,006) for the prior period ended June 30, 2015. The increase in net loss was due to a decrease in non-cash other income (expenses) associated with the net change in derivative instruments, and an overall increase in operating expenses primarily associated with non-cash stock compensation.  The Company has not generated any revenues.

Results of Operations – Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $807,537 to $1,062,182 for the six months ended June 30, 2016, compared to $254,645 for the prior period ended June 30, 2015. This increase in G&A expenses was the result of an increase in non-cash stock compensation expense of $754,817, an increase in investor relations of $22,253, an increase in insurance of $8,169, with an overall increase of $1,798 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $72,117 to $142,893 for the six months ended June 30, 2016, compared to $70,776 for the prior period ended June 30, 2015. This overall increase in R&D expenses was the result of developing technologies and materials for storing electrical energy produced by photovoltaic solar modules.

Other Income/(Expenses)

Other income and (expenses) decreased by $(17,536,264) to $8,533 for the six months ended June 30, 2016, compared to $(17,527,731) for the prior period ended June 30, 2015. The decrease was the result of a decrease in non-cash gain on change in fair value of the derivative instruments of $17,662,624, with an increase in interest expense in the amount of $126,372, which includes non-cash expense of amortization of debt discount in the amount of $90,752, and an increase in interest income of $12. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments.

Net Income (Loss)

Our net loss for the six months ended June 30, 2016 was $(1,198,074), compared to $(17,857,352) for the prior period ended June 30, 2015. The increase in net loss was due to a decrease in non-cash other income (expenses) associated with the net change in derivative instruments, and an overall increase in operating expenses primarily associated with non-cash stock compensation.  The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended June 30, 2016, we did not generate any revenues, incurred a net loss of $1,198,074 and cash used in operations of $384,687. At June 30, 2016, we had a working capital deficiency of $9,095,907 and a shareholders’ deficit of $9,014,386. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2015, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and suitability of using the going concern basis is dependent upon, among other things, additional cash infusion. In the six months ended June 30, 2016, we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

As of June 30, 2016, we had a working capital deficit of $9,095,907 compared to capital deficit of $8,807,278 for the year ended December 31, 2015. This increase in capital deficit of $288,629 was due primarily to an increase in cash, partially offset by an increase in accounts payable and accrued expenses, the issuance of convertible promissory notes, and a decrease in derivative liability associated with the notes.

During the six months ended June 30, 2016, we used $384,687 of cash for operating activities, as compared to $296,833 for the prior period ended June 30, 2015. The increase in the use of cash for operating activities was a result of an decrease in net loss, which included an increase in research and development expenses and a decrease in other income (expense) compared to the prior six months ended June 30, 2015.

Cash used in investing activities for the six months ended June 30, 2016 and 2015, were $484 and $6,714, respectively. The overall net change in investing activities was primarily due to the purchase of small office equipment and patent expenditures in the prior period.

Cash provided from financing activities was $428,000 for the six months ended June 30, 2016, as compared to $410,000 for the prior period ended June 30, 2015. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements, as we currently have not generated any revenues.

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

Our financial statements as of June 30, 2016 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 4, 2016 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that will reduce the cost per watt of electricity generated by Photovoltaic solar modules.  We have developed BioBacksheetR , our first commercial product, and we are currently focusing on developing a low cost energy storage technology and materials for batteries by 2017.

Our plan of operation within the next six months is to utilize our cash balances to develop our polymer-based cathode technology for high capacity and low cost Lithium-ion batteries.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next five months. Management estimates that it will require additional cash resources during 2016, based upon its current operating plan and condition. We expect increased expenses during the second half of 2016 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our electrode material.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2016, the Company issued 2,618,568 shares of common stock at a price of $0.0133 per share upon conversion of $31,000 in convertible promissory notes, including $6,383 in accrued interest.

During the three months ended June 30, 2016, the Company issued 571,217 shares of common stock at a price of $0.115 per share upon conversion of related party convertible promissory notes with a fair value of $57,000, plus accrued interest of $8,690.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 8, 2016.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

