Form 10-Q
period 2016-09-30
BioSolar Inc
filed 2016-11-08
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

The number of shares of registrant’s common stock issued and outstanding as of October 28, 2016 was 27,004,806.

BIOSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$244,776	$202,610
Prepaid expenses	42,214	86,943

TOTAL CURRENT ASSETS	286,990	289,553

PROPERTY AND EQUIPMENT
Machinery and equipment	28,855	28,855
Less accumulated depreciation	(19,530)	(17,326)

NET PROPERTY AND EQUIPMENT	9,325	11,529

OTHER ASSETS
Patents	72,254	70,270
Deposit	770	770

TOTAL OTHER ASSETS	73,024	71,040

TOTAL ASSETS	$369,339	$372,122

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$15,556	$2,055
Accrued expenses	204,612	110,676
Derivative liability	8,346,067	7,878,599
Related party convertible promissory notes net of debt discount of $35,980 and $46,354, respectively	92,020	138,646
Convertible promissory notes net of debt discount of $180,028 and $232,645, respectively	652,972	966,855

TOTAL CURRENT LIABILITIES	9,311,227	9,096,831

LONG TERM LIABILITIES
Convertible promissory notes	891,700	-

TOTAL LONG TERM LIABILITIES	891,700	-

TOTAL LIABILITIES	10,202,927	9,096,831

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 26,016,608 and 17,995,953 shares issued and outstanding, respectively	2,601	1,799
Additional paid in capital	8,812,426	7,474,644
Accumulated deficit	(18,648,615)	(16,201,152)

TOTAL SHAREHOLDERS' DECIFIT	(9,833,588)	(8,724,709)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$369,339	$372,122

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	534,526	130,830	1,596,708	385,477
Research and development	55,646	75,481	198,539	146,257
Depreciation and amortization	672	2,105	2,204	6,304

TOTAL OPERATING EXPENSES	590,844	208,416	1,797,451	538,038

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(590,844)	(208,416)	(1,797,451)	(538,038)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	15	12	45	31
Gain on sale of equipment	-	9,862	-	9,862
Gain (Loss) on conversion of debt and change in derivative liability	(502,473)	7,692,906	(179,194)	(9,646,439)
Interest expense	(156,087)	(165,400)	(470,863)	(353,804)

TOTAL OTHER (EXPENSES)/INCOME	(658,545)	7,537,380	(650,012)	(9,990,350)

NET (LOSS)/INCOME	$(1,249,389)	$7,328,964	$(2,447,463)	$(10,528,388)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.05)	$0.41	$(0.11)	$(0.71)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	25,337,081	17,721,019	21,582,493	14,792,232

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2015	-	$-	17,995,953	$1,799	$7,474,644	$(16,201,152)	$(8,724,709)

Issuance of common shares for converted promissory notes and accrued interest	-	-	7,449,438	745	93,322	-	94,067

Issuance of common shares for related party converted promissory notes and accrued interest	-	-	571,217	57	65,633	-	65,690

Stock based compensation	-	-	-	-	1,178,827	-	1,178,827

Net Loss for the nine months ended September 30, 2016	-	-	-	-	-	(2,447,463)	(2,447,463)

Balance at September 30, 2016 (unaudited)	-	$-	26,016,608	$2,601	$8,812,426	$(18,648,615)	$(9,833,588)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)Income	$(2,447,463)	$(10,528,388)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	2,204	6,304
Stock based compensation	1,178,827	53,354
Loss on net change in derivative liability and conversion of debt	179,194	9,646,439
Amortization of debt discount recognized as interest expense	351,265	279,532
(Gain) on sale of asset	-	(9,862)
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	44,729	(21,722)
Increase (Decrease) in:
Accounts payable	13,500	52
Accrued expenses	118,894	73,554

NET CASH USED IN OPERATING ACTIVITIES	(558,850)	(500,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(759)
Proceeds from sale of asset	-	23,000
Patent expenditures	(1,984)	(8,964)

NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	(1,984)	13,277

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	603,000	500,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	603,000	500,000

NET INCREASE IN CASH	42,166	12,540

CASH, BEGINNING OF PERIOD	202,610	146,640

CASH, END OF PERIOD	$244,776	$159,180

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$704	$719
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$159,757	$206,148

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANICAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2016

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements, include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, derivative liabilities and the fair value of stock options. Actual results could differ from those estimates.

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

Income (Loss) per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2016, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,975,000 options, 245,000 warrants, and the shares issuable from convertible debt of $1,852,700 for the nine months ended September 30, 2016.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2016, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$8,346,067	$-	$-	$8,346,067

Total liabilities measured at fair value	$8,346,067	$-	$-	$8,346,067

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2016	$7,878,599
Fair value of derivative liabilities issued	288,274
Loss on conversion of debt and change in derivative liability	179,194
Ending balance as of September 30, 2016	$8,346,067

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

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

In March 2016, FASB issued accounting standards update ASU-2016-09, “Compensation –Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting”. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payments award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is currently evaluating the impact of the adoption of ASU 2016-9 on the Company’s financial statements.

In March 2016, FASB issued accounting standards update ASU-2016-06, “Derivatives and Hedging (Topic 815) – Contingent Put and Call Options in Debt Instruments”. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. U.S. GAAP provides specific guidance for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance states that for contingent call (put) options to be considered clearly and closely related, they can be indexed only to interest rates or credit risk. Public companies must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently evaluation the impact of the adoption of ASU 2016-06 on the Company’s financial statements.

In August 2016, FASB issued accounting standards update ASU-2016-15, “Statement of Cash Flows” (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on the Company’s financial statements.

3.	CAPITAL STOCK

During the nine months ended September 30, 2016, the Company issued 7,449,437 shares of common stock at prices of $0.00847 and $0.0133 per share upon conversion of $77,800 in convertible promissory notes, including $16,267 in accrued interest.

During the nine months ended September 30, 2016, the Company issued 571,217 shares of common stock at a price of $0.115 per share upon conversion of related party convertible promissory notes with a fair value of $57,000, plus accrued interest of $8,690.

4.	STOCK OPTIONS AND WARRANTS

During the nine months ended September 30, 2016, the Company did not grant any stock options.

	September 30, 2016
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, January 1, 2016	15,978,333	$0.23
Granted	-	-
Exercised	-	-
Expired	(3,333)	$4.05
Outstanding, September 30, 2016	15,975,000	$0.23
Exercisable at the end of period	8,269,0000	$0.22

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of September 30, 2016 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
0.40	25,000	25,000	1.42
0.09	2,450,000	1,764,000	5.48
0.26	13,500,000	6,480,000	5.93
Total	15,975,000	8,269,000

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2016 related to the granting of these options was $1,178,827.

As of September 30, 2016, there was no intrinsic value with regards to the outstanding options.

Warrants

During the nine months ended September 30, 2016, the Company granted no warrants. As of September 30, 2016, 245,000 warrants are outstanding. The warrant terms are 5 years with 95,000 warrants expiring in October 2016 and 150,000 warrants expiring in October 2017.

	September 30, 2016
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, January 1, 2016	245,000	$0.97
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2016	245,000	$0.97
Exercisable at the end of period	245,000	$0.97

5.	CONVERTIBLE PROMISSORY NOTES

On January 18, 2013, the Company entered into a securities purchase agreement for the sale of 10% convertible promissory note in the aggregate principal amount of up to $80,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $10,000. On April 16, 2013, the Company received an additional advance of $25,000. The total advances received were $35,000, of which principal in the amount of $25,000, and $2,886 in accrued interest was converted into 183,481 shares of common stock at fair value of $0.43 and $0.367 per share on September 29, 2013 and October 3, 2014. On July 6, 2015 the Company issued 735,153 shares of common stock at a fair value of $0.0133 upon conversion of principal in the amount of $8,000, plus accrued interest of $1,778, leaving a balance of $2,000. During the month of July 2013, the Company extended the maturity date of the note from six (6) months to eighteen (18) months from the effective date of each advance. The note was fully converted on January 26, 2016, at which time the Company issued 192,193 shares of common stock.

On May 2, 2014, the Company entered into a securities purchase agreement, providing for the sale by the Company of 10% unsecured convertible note in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $50,000. On various dates, the Company received additional advances in the aggregate sum of $450,000, for a total aggregate sum of $500,000. As of December 31, 2015, the remaining principal balance was $467,500. During the nine months ended September 30, 2016, the Company issued 7,257,246 shares of common stock for principal in the amount of $75,800, plus accrued interest of $15,711, leaving a principal balance of $391,700. Each advance matures eighteen (18) months from the effective date of each advance, which was extended on January 12, 2016 to sixty (60) months, with maturity dates ranging from May 1, 2019 to December 21, 2019. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

per share of common stock, b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $23,097 during the nine months ended September 30, 2016.

On January 30, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of 10% unsecured convertible note in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $50,000. On various dates, the Company received additional advances in the aggregate sum of $450,000. The principal balance at September 30, 2016 was $500,000. Each advance matured eighteen (18) months from the effective date of each advance, which was extended on January 12, 2016 to sixty (60) months, with maturity dates ranging from January 29, 2020 to August 25, 2020. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.15 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $83,230 during the nine months ended September 30, 2016.

On October 1, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of 10% unsecured convertible notes in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $90,000. On various dates, the Company received additional advances in the aggregate sum of $395,000. The principal balance at September 30, 2016 was $485,000. Each advance matures twelve (12) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $140,211 during the nine months ended September 30, 2016.

On April 5, 2016, the Company entered into a securities purchase agreement, providing for the sale by the Company of 10% unsecured convertible notes in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance in the amount of $48,000. On various dates, the Company received additional advances in the aggregate sum of $300,000. The principal balance at September 30, 2016 was $348,000. Each advance matures twelve (12) months from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $60,214 during the nine months ended September 30, 2016.

RELATED PARTY CONVERTIBLE PROMISSORY NOTES

On June 5, 2013, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($114,000) and Chief Technology Officer ($128,000) in the aggregate amount of $242,000. On March 5, 2014, the Company issued 694,191 upon partial conversion of principal in the amount of $55,000, plus accrued interest of $2,063, leaving a remaining balance of $187,000. On April 17, 2015, the Company issued 2,187,692 shares of common stock upon conversion of $130,000 in principal, plus $12,200 in accrued interest, leaving a balance of $57,000. On June 20, 2016, the Company issued 571,217 shares of common stock upon conversion of $57,000 in principal, plus $8,960 in accrued interest. As of September 30, 2016 the note was fully converted. The fair value of the notes has been determined by using the Binomial lattice formula with an expected life of two (2) years.

On December 18, 2014, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($67,000) and Chief Technology Officer ($61,000) in the aggregate amount of $128,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.101 per share of common stock or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The fair value of the notes has been determined by using the Binomial lattice formula with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $35,980 during the nine months ended September 30, 2016.

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

During the nine months ended September 30, 2016, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $288,274, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the nine months ended September 30, 2016, approximately $134,800 convertible notes were converted. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a loss on net change in derivative and conversion of debt in the amount of $179,194 in the statement of operations for the nine months ended September 30, 2016. At September 30, 2016, the fair value of the derivative liability was $8,346,067.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

9/30/2016
Risk free interest rate	0.29% - 1.40%
Stock volatility factor	16.93% - 184.98%
Weighted average expected option life	1 month - 5 years
Expected dividend yield	None

7.	COMMITMENT AND CONTINGENCIES

During the nine months ended September 30, 2016, we have a new material commitment for capital expenditures in the form of a sponsored research agreement with North Carolina Agricultural and Technical State University during the next twelve months. The contract period is from September 12, 2016 through September 11, 2017 and the total cost shall not exceed the sum of $123,993. The commitment shall be financed by the issuance of equity or debt securities.

8.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On October 11, 2016, the Company received a $50,000 advance on a securities purchase agreement entered into on April 8, 2016. The securities purchase agreement provides for the issuance of a 10 % unsecured convertible note in the aggregate principal amount of up to $500,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock.

Effective October 1, 2015, the Company issued a convertible promissory note, which had an initial maturity date of October 1, 2016. On October 13, 2016, the Company and the borrower agreed to amend the convertible promissory note to extend the maturity date to sixty (60) months from the effective date of the note.

On October 26, 2016, the Company issued 988,198 shares of common stock upon conversion of the convertible promissory note in the amount of principal of $6,700, plus accrued interest of $1667.

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

None.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended September 30, 2016, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. The pronouncements adopted during the period are disclosed in the notes of the financials.

Results of Operations – Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $403,696 to $534,526 for the three months ended September 30, 2016, compared to $130,830 for the prior period ended September 30, 2015. This increase in G&A expenses was the result of an increase in non-cash stock compensation expense of $370,656, an increase in investor relations of $21,586, and an increase in professional fees of $15,850, with an overall decrease of $4,395 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses decreased by $19,835 to $55,646 for the three months ended September 30, 2016, compared to $75,481 for the prior period ended September 30, 2015. This overall decrease in R&D expenses was the result of a decrease in materials & supplies and contracting of outside services.

Other Income/(Expenses)

Other income and (expenses) decreased by $8,195,925 to $(658,544) for the three months ended September 30, 2016, compared to $7,537,380 for the prior period ended September 30, 2015. The decrease in other income and (expenses) was the result of a decrease in non-cash gain on change in fair value of the derivative instruments of $8,195,379 with a decrease in interest expense in the amount of $9,313, which includes non-cash expense of amortization of debt discount in the amount of $24,897, a decrease in loss on sale of asset of $9,862, and an increase in interest income of $3. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments.

Net Income (Loss)

Our net loss for the three months ended September 30, 2016 was $(1,249,389), compared to net income of $7,328,964 for the prior period ended September 30, 2015. The increase in net loss was due to a decrease in non-cash other income (expenses) associated with the net change in derivative instruments, and an overall increase in operating expenses primarily associated with non-cash stock compensation.  The Company has not generated any revenues.

Results of Operations – Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $1,211,231 to $1,596,708 for the nine months ended September 30, 2016, compared to $385,477 for the prior period ended September 30, 2015. This increase in G&A expenses was the result of an increase in non-cash stock compensation expense of $1,125,473, an increase in investor relations of $43,839, an increase in professional fees of $36,524, an increase in insurance of $14,597, with an overall decrease of $9,202 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $52,282 to $198,539 for the nine months ended September 30, 2016, compared to $146,257 for the prior period ended September 30, 2015. This overall increase in R&D expenses was the result of developing technologies and materials for storing electrical energy produced by photovoltaic solar modules.

Other Income/(Expenses)

Other income and (expenses) decreased by $9,340,338 to $(650,012) for the nine months ended September 30, 2016, compared to $(9,990,350) for the prior period ended September 30, 2015. The decrease was the result of a decrease in non-cash gain on change in fair value of the derivative instruments of $9,467,245, with an increase in interest expense in the amount of $117,059, which includes non-cash expense of amortization of debt discount in the amount of $71,733, a decrease in loss on sale of asset of $9,862, and an increase in interest income of $14. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2016 was $(2,447,463), compared to $(10,528,388) for the prior period ended September 30, 2015. The decrease in net loss was due to a decrease in non-cash other income (expenses) associated with the net change in derivative instruments, and an overall increase in operating expenses primarily associated with non-cash stock compensation.  The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended September 30, 2016, we did not generate any revenues, incurred a net loss of $2,447,463, and cash used in operations of $558,850. As of September 30, 2016, we had a working capital deficiency of $9,024,237 and a shareholders’ deficit of $9,833,588. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2015, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and suitability of using the going concern basis is dependent upon, among other things, additional cash infusion. In the nine months ended September 30, 2016, we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

As of September 30, 2016, we had a working capital deficit of $9,024,237 compared to capital deficit of $8,807,278 for the year ended December 31, 2015. This increase in capital deficit of $216,959 was due primarily to an increase in cash, accounts payable, accrued expenses, the issuance of convertible promissory notes, and the derivative liability associated with the notes, with a decrease in prepaid expenses.

During the nine months ended September 30, 2016, we used $558,850 of cash for operating activities, as compared to $500,737 for the prior period ended September 30, 2015. The increase in the use of cash for operating activities was a result of a decrease in net loss, which included an increase in research and development expenses compared to the prior nine months ended September 30, 2015.

Cash (used)/provided by investing activities for the nine months ended September 30, 2016 and 2015, were $(1,984) and $13,277, respectively. The overall net change in investing activities was primarily due to the purchase of small office equipment and patent expenditures in the prior period.

Cash provided from financing activities was $603,000 for the nine months ended September 30, 2016, as compared to $500,000 for the prior period ended September 30, 2015. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements, as we currently have not generated any revenues.

During the nine months ended September 30, 2016, we had a material commitment for capital expenditures in the form of a sponsored research agreement with the University of California Santa Barbara.  We have a new material commitment for capital expenditures in the form of a sponsored research agreement with North Carolina Agricultural and Technical State University during the next twelve months. Although proceeds from our financing activities are currently sufficient to fund our operating expenses through the next four months, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek additional financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Our financial statements as of September 30, 2016 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 4, 2016 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that will reduce the cost per watt of electricity generated by Photovoltaic solar modules.  We have developed BioBacksheetR , our first commercial product, and we are currently focusing on developing a low cost energy storage technology and materials for batteries by 2018.

Our plan of operation within the next six months is to utilize our cash balances to develop our silicon-based anode technology for high capacity, high density, and low cost Lithium-ion batteries.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next five months. Management estimates that it will require additional cash resources during 2016, based upon its current operating plan and condition. We expect increased expenses during the second half of 2016 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our electrode material.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2016, the Company issued 3,177,132 shares of common stock at prices $.0085 and $0.0133 per share upon conversion of $30,500 in convertible promissory notes, including $6,745 in accrued interest.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Sponsored Research Agreement with North Carolina Agricultural and Technical State University dated August 16, 2016(Confidential Treatment has been requested for a portion of this document)(filed herewith).

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.2	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 8, 2016.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

