Form 10-K
period 2016-12-31
BioSolar Inc
filed 2017-03-17
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2016, was approximately $2,544,197.

The number of shares of registrant’s common stock outstanding, as of March 16, 2017 was 31,877,834.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS.

Overview

We are engaged in the development of innovative technologies and materials that we believe will reduce the cost per watt of electricity generated by Photovoltaic (PV) solar modules and the cost per watt of storing electrical energy.

The process for producing electricity from sunlight is known as Photovoltaics. Photovoltaic is the science of capturing and converting sun light into electricity. We have developed BioBacksheetR, a high performance environment friendly back sheet for Photovoltaic (PV) solar panels. BioBacksheetR is a bottom most layer of the conventional PV panels that provides electrical insulation, protection from the environment, and an increase in the panel output.

Our current focus is on developing technologies and materials for storing electrical energy.  We are currently investigating high capacity silicon alloy anode materials recognizing the fact that the overall battery capacity is determined by combination of both cathode and anode. We are focusing our research and product development efforts on increasing the storage capacity as well as lowering the cost of storage compared to existing electrical storage devices.

Industry Overview

The solar industry relies on two distinctly different solar energy technologies. Solar energy can be converted directly into electricity using photovoltaic (PV) devices or into heat by solar thermal devices. PV devices convert sunlight directly into electricity through a photovoltaic cell, commonly called a solar cell, a non-mechanical device usually made from silicon alloys. Solar thermal devices, on the other hand, are typically used for directly heating swimming pools, heating water for domestic use, and space heating of buildings.

Our product development focus had been based on PV technology, thus we are currently a part of the PV segment of the industry. “Photovoltaics (PV) is derived from the words photo, meaning light, and voltaic, meaning voltage producing. Sunlight, not heat, fuels photovoltaic cells. The cells, made mostly of the semiconductor silicon, convert sunlight directly into electricity.

In PV, light particles called photons penetrate the cell and knock electrons free from the silicon atoms, creating an electric current. As long as light flows into the cell, electrons flow out of the cell. The cell does not use up its electrons and lose power, similar to a battery, as it is a converter that turns one kind of energy (sun light) into another (flowing electrons). PV cells are typically combined into modules that hold about 40 cells. Ten such modules are mounted in photovoltaic arrays. Such arrays can be used to generate electricity for a single building or, in large numbers, for a power plant.

With all of these PV panels being installed, there is still one major challenge that prevents solar from being a primary and reliable source of power – the sun does not shine at night. As a result, solar users will switch to using electricity from the local power company during the evening hours. This switch causes sudden spikes in power demand on the grid and creates havoc at the local power company because the grid is not designed to respond to rapid demand changes. The key to solving this problem is efficient electrical energy storage systems that can be charged and discharged rapidly, day in and day out. This will time-shift daytime solar energy for nighttime use with minimal reliance on the power grid.

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

With a modern world running on electricity, the need for battery storage has never been greater. The ability to store energy, take it on the go, and use it later, has opened up a new world of “Killer Apps ” such as long range electric vehicles, iPhones, and storage of renewable wind and solar energy for later use. The key to enabling these Killer Apps is better and lower cost batteries.

According to a 2014 report from Lux Research, the global energy storage market will rise to $50 billion by the year 2020, with a compound annual growth rate of 8%. Much of the growth will be in electric vehicles, which will rise to $21 billion, followed by the incumbent consumer electronics segment such as iPhones, which will rise to $27 billion, with a reminder of $2.8 billion in stationary applications such as solar, back up power, and grid storage.

Research and Development

We developed robust bio-based components that meet the stringent thermal and durability requirements of current PV module manufacturing processes. We identified certain bio-based materials that are inherently durable, and we then applied proprietary material processes to enhance the desirable characteristics of these bio-based materials – turning them into robust and durable materials to be used as solar panel components.  Based on long term environmental testing performed by the Company, we believe our BioBacksheetR is more durable than conventional petroleum based back sheets available in the market today.

The BioBacksheetR successfully obtained Underwriters Laboratories’ (UL) material certification in February 2011.  This version of BioSolar back sheet (BioBacksheetR) is designed for conventional c-Si solar modules, which currently represents over 75 percent of solar modules produced in the world, as well as for certain thin film solar modules.  The relative thermal index (RTI) rating of 130 degree C by UL was issued during the 3nd quarter of 2012, and a number of PV panel manufacturers obtained certifications on their PV panels incorporating BioBacksheetR for UL/IEC.

A key ingredient of BioBacksheetR is Nylon 11 derived from castor bean oil. We do not currently have an agreement with Arkema for the supply of Nylon 11 and there is currently no other known supplier of Nylon 11. If Nylon 11 becomes unavailable in the future, alternative materials such as Nylon 1010 or Nylon 12 can be substituted, for which there are many known suppliers. The Company currently does not manufacture BioBacksheetR, but the product is available for licensing.

We initially focused our energy storage development effort on high capacity cathode materials since most of today’s Li-ion batteries are “cathode limited.” With the goal of creating the company’s next generation super battery technology, we are currently investigating high capacity anode materials recognizing the fact that the overall battery capacity is determined by a combination of both cathode and anode. By integrating BioSolar’s high capacity cathode or anode, battery manufacturers will be able to create a super lithium-ion battery that can double the range of a Tesla, power an iPhone for two days straight, or store daytime solar energy for nighttime use.

Silicon (Si) is one of the most promising anode materials being considered for next generation, high energy and high power lithium ion batteries (LIBs). However, Si anodes suffer from large capacity fading and tremendous volume changes during lithium-ion charge-discharge cycling. The strains due to the huge volume changes actually pulverizes the Si material and eventually lead to electrode shattering and delamination, which adversely affect the battery performance and cycle life. These are the primary challenges to the commercial use of Si for battery anodes, which the company intends to overcome.

We are currently sponsoring a research program at the North Carolina Agricultural and Technical State University to strengthen the engineering development efforts of its battery technology. Dr. Sung-Jin Cho, Assistant Professor in the Nanoengineering Department at the university, is the lead investigator of the sponsored research program.

In June 2015, we filed a joint provisional patent application with the University of California, Santa Barbara (UCSB) for “High Capacity Cathode for Use in Supercapacitors and Batteries and Methods for Manufacturing such Cathodes”. In June 2016, we filed a joint international patent application (PCT) with UCSB as a next step.

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

Manufacturing and Distribution

We currently do not have any mechanism for the manufacture and distribution of our BioBacksheetR, nor do we have adequate financing to undertake these efforts on our own. BioBacksheetR is currently available for licensing.

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

On August 15, 2014, we filed an international patent to protect the intellectual property rights for “A Multicomponent Approach to Enhance Stability and Capacitance in Polymer-Hybrid Supercapacitors”, International Application No. PCT/US2014/051330.  The inventors listed on the patent application are David Vonlanthen, Fred Wudl, Alan J. Heeger, and Pavel Lazarev.  The University of California and BioSolar are listed as assignees. In February 2016, we filed national phase patents in the U.S., Canada, Europe, China, Japan, and South Korea as the next required step. This patent is currently pending.

On June 23, 2015, we filed a provisional U.S. patent to protect the intellectual property rights for “High Capacity Cathode for Use in Supercapacitors and Batteries and Method for Manufacturing Such Cathodes”, U.S. Provisional Application No. 62-175,912. The inventors listed on the patent application are David Vonlanthen, Alan J. Heeger, David Lee, our Chief Executive Officer, and Stanley Levy, our Chief Technology Officer. The University of California and BioSolar are listed as assignees. In June 2016, we followed up by a joint international patent application (PCT) with the UCSB as the next required step.

We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property.

Competition

There are a number of companies manufacturing lithium-ion batteries including: Panasonic, Samsung, LG Chem, and Tesla. We plan to seek licensing arrangements for our lithium-ion battery technology with a select group of companies such as the ones listed above, and do not expect to be their direct competition.

Technology Development Partners

We co-own a patent-application for our supercapacitor technology and a patent application for our super battery technology with UCSB.

The Company has entered into a research agreement, effective August 17, 2016 (the “Agreement”), with North Carolina Agricultural and Technical State University, a constituent member of the University of North Carolina system or the University, pursuant to which the Company sponsors the University’s project which includes the research, testing and evaluation of a proposal. Total costs to the Company are not to exceed the sum of $123,993. The Agreement shall continue for the contract period, which is from September 12, 2016 through September 11, 2017. The Agreement may be extended upon mutual agreement by the parties and may be terminated due to the inability of the principal investigator to continue the project, and a mutually acceptable substitute is not available, or upon thirty (30) days prior written notice by either party to the other.

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

EMPLOYEES

As of March 16, 2017, we had one (1) full time employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS

WE HAVE A LIMITED HISTORY OF LOSSES AND HAVE NEVER REALIZED REVENUES TO DATE.

Since inception, we have incurred losses and have negative cash flows from operations and have realized only minimal revenues. From inception through December 31, 2016, we have an accumulated deficit of approximately $16 million. These factors, among others discussed in Note 1 to the financial statements included in this report, raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our sole officer, Dr. David Lee who has been critical to the development of our technologies and business. The loss of the services of Dr. Lee could have a material adverse effect on our operations. We do not have an employment agreement with Dr. Lee and do not maintain key man insurance with respect to Dr. Lee. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Dr. Lee, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

We have filed a US patent to protect our intellectual property rights on BioBacksheet, “Photovoltaic Laminated Module Backsheet, Material for Use In Module Backsheet and Process for Making the Same,” and this patent application was granted on July 14, 2015.

We have filed a patent to protect the intellectual property rights on our battery technology,“A Multicomponent Approach to Enhance Stability and Capacitance in Polymer-Hybrid Supercapacitors.”  To date our patent applications have not been granted. We cannot be certain that this will be granted nor can we be certain that other companies have not filed for patent protection for this technology before us. Even if we are granted patent protection for our technology, there is no assurance that we will be in a position to enforce our patent rights. Failure to be granted patent protection for our technology could result in greater competition or in limited royalty payments. This could result in inadequate revenue and cause us to cease operations.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 28% of the outstanding shares of our common stock as of December 31, 2016. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

On February 22, 2007, our common stock became eligible for quotation on the OTC Bulletin Board under the ticker symbol “BSRC” and is currently quoted on the OTCQB maintained by the OTC Markets Group, Inc. under the ticker symbol “BSRC”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These high and low bid prices represent prices quoted by broker-dealers on the OTCQB. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2016		Fiscal 2015
Quarter Ended	High	Low	High	Low
March 31	$.23	$.09	$.15	$.08
June 30	$.33	$.10	$.44	$.06
September 30	$.13	$.01	$.54	$.15
December 31	$.11	$.05	$.24	$.10

Common Stock

As of March 16, 2017, our common stock was held by 72 stockholders of record and we had 31,877,834 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

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

Transfer Agent

The Company’s registrar and transfer agent is Computershare Trust Company N.A., P.O. Box 43070, Providence, RI 02940-3070.

Securities Authorized for Issuance Under Equity Compensation Plan

We currently do not have an equity compensation plan.

Unregistered Sales of Equity Securities

In December 2016, the Company issued an aggregate of 2,514,599 shares of common stock upon conversion of an aggregate of $140,817 in principal and interest of a convertible note at a conversion price of $0.056 per share.

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

Overview

We are engaged in the development of innovative technologies and materials that we believe will reduce the cost per watt of electricity generated by Photovoltaic (PV) solar modules and the cost per watt of storing electrical energy.

Our current focus is on developing technologies and materials for storing electrical energy.  We are currently investigating high capacity silicon alloy anode materials recognizing the fact that the overall battery capacity is determined by combination of both cathode and anode. We are focusing our research and product development efforts on increasing the storage capacity as well as lowering the cost of storage compared to existing electrical storage devices.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $1,174,890 to $2,095,438 for the year ended December 31, 2016, compared to $920,548 for the prior period December 31, 2015. This increase in G&A expenses was the result of an increase in non-cash stock compensation expense of $1,125,473, increase in investor relations of $61,051, with an overall decrease of $11,634 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $36,316 to $226,881 for the year ended December 31, 2016, compared to $190,565 for the prior period ended December 31, 2015. This overall increase in R&D expenses was the result of developing technologies and materials for storing electrical energy produced by photovoltaic solar modules.

Other Income/(Expenses)

Other income and (expenses) increased by $7,199,436 to $2,525,203 for the year ended December 31, 2016, compared to $(4,674,233) for the prior period ended December 31, 2015. The increase was the result of an increase in non-cash gain on change in fair value of the derivative instruments of $7,288,301, interest expense in the amount of $80,034, which includes amortization of debt discount in the amount of $11,205, and interest income of $13. The increase in other income and (expenses) was primarily due to the non-cash net change in derivatives for our outstanding convertible promissory notes.

Net Income/(Loss)

Our net income increased by $5,991,917 to $199,799 for the year ended December 31, 2016, compared to $(5,792,118) for the prior period ended December 31, 2015. The decrease in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivatives, and an overall increase in operating expenses due to the non-cash stock compensation expense.  The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had $5,396,611 in working capital deficit as compared to $8,807,278 for the prior year ended December 31, 2015. The increase of $3,410,667 in working capital deficit was due primarily to an increase in cash, accounts payable, accrued expenses, and convertible debt, with a decrease in prepaid expenses and derivative liability.

During the year ended December 31, 2016, the Company used $671,864 of cash for operating activities, as compared to $686,982 for the prior year ended December 31, 2015. The decrease in the use of cash for operating activities was a result of a decrease in net loss, which included a decrease in office salaries comparing December 31, 2016 to December 31, 2015. The Company is focused on development of its Photovoltaic solar cells technology.

Cash used in investing activities was $(7,117) for the year ended December 31, 2016 as compared to cash provided by investing activities of $12,952 for the prior year ended December 31, 2015. The increase in cash used in investing activities was due to the cost of patents and the purchase of office equipment in the current year.

Cash provided from financing activities during the year ended December 31, 2016 was $685,000 as compared to $730,000 for the prior year ended December 31, 2015. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and have no revenues.

Our financial statements as of December 31, 2016 and 2015 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 17, 2017 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that we believe will reduce the cost per watt of electricity generated by Photovoltaic solar modules.  We have developed BioBacksheetR, our first commercial product, and we are currently focusing on developing a low cost silicon alloy based anode materials for lithium-ion batteries by 2018

Our plan of operation within the next six months is to utilize our cash balances to develop our polymer-based cathode technology for high capacity and low cost Lithium-ion batteries.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next five months. Management estimates that it will require additional cash resources during 2017, based upon its current operating plan and condition. We expect increased expenses during the third quarter of 2017 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our silicon-based anode material..  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	57	Chief Executive Officer, Acting Chief Financial Officer and Director
Stanley Levy	77	Vice President and Chief Technology Officer
Steven C. Bartling	55	Director
Dennis LePon	70	Director

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

Stanley Levy - Vice President and Chief Technology Officer of the Company since August 2007. Dr. Levy has over 50 years of engineering and technical experience in the areas of plastics and film development. Dr. Levy spent 27 years at DuPont working on many of their premiere films, including Teflon, Mylar and Kapton. He holds 12 patents, his work has been published in numerous technical publications and he has received several awards for technical excellence. Prior to joining BioSolar, Dr. Levy was a consultant on module packaging for photovoltaic manufacturing companies including Global Solar, MiaSole, and Solar Integrated Technologies. In addition, he is a member of the National Renewable Energy Laboratory’s Thin Film PV Module Reliability Team. Dr. Levy holds a Ph.D in Mechanical Engineering from the University of Connecticut, a Master of Science in Mechanical Engineering from the University of Connecticut and a Bachelor of Science in Mechanical Engineering from the University of Rhode Island.

Steven C. Bartling – Director since May 11, 2006: Steven C. Bartling has over 30 years of engineering and corporate management experience in the areas of ultra-high performance digital CMOS (Complementary Metal Oxide Semiconductor) circuit design, high performance microprocessor architecture/design, systems on a chip, packaging, and testing. From 2002 to the present, Mr. Bartling has been employed by Texas Instruments, Inc. in advanced research and development activities for various TI internal businesses and is currently serving as MCU Technology Development Manager for TI’s Micro-Controller Division. From 2001 to 2002, he served as Director of Custom Design for Celerence, an Oregon company engaged in the business of Optical Communication Networking. Mr. Bartling received a Master of Science in Electrical Engineering from Georgia Institute of Technology in 1987 and a Bachelor of Science in Electrical Engineering from the University of Texas at Austin in 1985.  We concluded that Mr. Bartling’s wealth of technical and business experience he gained through his successful technical and corporate management career made him qualified to serve on the Board of Directors.  Mr. Bartling does not currently hold any other directorship. The Board of Directors has concluded that Mr. Bartling is qualified to serve as a director of the Company because of his extensive experience in technology and business development.

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

INDEBTEDNESS OF EXECUTIVE OFFICERS AND DIRECTORS

No executive officer, director or any member of these individuals’ immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

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

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held 5 meetings in 2016 including 3 meetings prior to filing our quarterly report and 1 meeting to filing our annual report.  All board members were present at all of the meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2016 all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee - CEO and	2016	$144,000							$144,000
Acting CFO	2015	$144,000	0	0	0	0	0	0	$144,000

Stanley Levy	2016	$35,200							$35,200
- CTO	2015	$52,800	0	0	0	0	0	0	$52,800

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

The following table sets forth, as of March 16, 2017, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 16, 2016 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 16, 2017 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Biosolar, Inc., 27936 Lost Canyon Road, Suite 202, Santa Clarita, CA 91387

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Total (1)
Common Stock	David Lee	14,369,290	(2)	34.6%
Common Stock	Stanley Levy	3,515,078	(3)	10.9%
Common Stock	Steven C. Bartling	1,030,063	(4)	3.2%
Common Stock	Dennis LePon	563,334	(5)	1.7%
Common Stock	All Executive Officers and Directors as a Group (4 persons)	19,507,765	(6)	45.3%

*Less than one percent.

1.	Based upon 31,877,834 shares issued and outstanding as of March 16, 2017.
2.	Includes an aggregate of 9,600,00 shares underlying vested options and options which vest in the next 60 days. Does not include options to purchase 240,000 share of common stock which do not vest in the next 60 days.
3.	Includes an aggregate of 530,000 shares underlying vested options and options which vest in the next 60 days. Does not include options to purchase 120,000 share of common stock which do not vest in the next 60 days.
4.	Includes an aggregate of 530,000 shares underlying vested options and options which vest in the next 60 days. Does not include options to purchase 120,000 share of common stock which do not vest in the next 60 days.
5.	Includes an aggregate of 530,000 shares underlying vested options and options which vest in the next 60 days. Does not include options to purchase 120,000 share of common stock which do not vest in the next 60 days
6.	Includes an aggregate of 11,190,000 shares underlying vested options and options which vest in the next 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Except as set forth below, there were no material related party transactions which we entered into from inception (April 24, 2006) to December 31, 2016:

On June 5, 2013, the Company issued two 5% convertible promissory notes as payment for services rendered by the Company’s Chief Executive Officer ($114,000) and Chief Technology Officer ($128,000) in the aggregate amount of $242,000. On March 5, 2014, the Company issued 694,191 upon partial conversion of principal in the amount of $55,000, plus accrued interest of $2,063, leaving a remaining balance of $187,000. On April 17, 2015, the Company issued 2,187,692 shares of common stock upon conversion of $130,000 in principal, plus $12,200 in accrued interest, leaving a balance of $57,000. On June 20, 2016, the Company issued 571,217 shares of common stock upon conversion of $57,000 in principal, plus $8,960 in accrued interest. As of December 31, 2016, the notes were fully converted.

On December 18, 2014, the Company issued two 5% convertible promissory notes as payment for services rendered by the Company’s Chief Executive Officer ($67,000) and Chief Technology Officer ($61,000) in the aggregate amount of $128,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.101 per share of common stock or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. On December 19, 2016, the Company issued 2,514,599 shares of common stock upon conversion of principal in the amount of $128,000, plus accrued interest of $12,818. As of December 31, 2016, the Notes were fully converted.

Director Independence

Steven C. Bartling is independent as the term “independent” is defined under the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by Liggett & Webb P.A. during 2016 and 2015 for the audit of our annual financial statements for the fiscal year totaled approximately $23,000 and $19,500, respectively.

Audit-Related Fees

We did not incur assurance and audit-related fees during 2016 and 2015, to Liggett & Webb P.A. nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended December 31, 2016 and 2015, respectively.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on April 24, 2006. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.2	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on May 25, 2006.(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.3	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on June 8, 2006. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.4	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on July 18, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011)

3.5	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on July 10, 2013. (Incorporated by reference to the Company’s Quarterly Report of Form 10-Q filed with the SEC on October 25, 2013)

3.4	Bylaws of BioSolar, Inc.(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.1	Form of Subscription Agreement dated as of May 26, 2006. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.2	Form of Subscription Agreement dated as of July 17, 2006. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.3	Form of Subscription Agreement dated as of October 11, 2006. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.4	Sales Representation Agreement between BioSolar, Inc. and Tomark Industries, Inc. dated March 3, 2012. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment request)(Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012)

10.5	Toll Extrusion Film Sale Agreement between BioSolar, Inc. and JPS Elastomerics Corp. dba Stevens Urethane (Stevens) dated June 1, 2012.(Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012)

10.6	Securities Purchase Agreement between BioSolar, Inc. and Asher Enterprises, Inc. dated as of October 3, 2012. (Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012)

10.7	Form of Note issued pursuant to the Securities Purchase Agreement between BioSolar, Inc. and Asher Enterprises, Inc. dated as of October 3, 2012. (Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012)

10.8	Form of Note dated as of April 5, 2016 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)

10.9	Sponsored Research Agreement with North Carolina Agricultural and Technical State University dated August 16, 2016 (Subject to Order granting Confidential Treatment dated December 22, 2016 File No. 000-54819- CF#34438)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2008)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 17, 2017.

BIOSOLAR, INC.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND
ACTING CHIEF FINANCIAL OFFICER (ACTING PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

 Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/s/ DAVID LEE	CHIEF EXECUTIVE OFFICER	March 17, 2017
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND
FINANCIAL OFFICER) AND
CHAIRMAN OF THE BOARD

DIRECTOR
STEVEN C. BARTLING		March 17, 2017

/s/ DENNIS LEPON	DIRECTOR
DENNIS LEPON		March 17, 2017

INDEX TO FINANCIAL STATEMENTS

BIOSOLAR, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BioSolar, Inc.

Santa Clarita, California

We have audited the accompanying balance sheet s of BioSolar. Inc. (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSolar, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company does not generate revenue and has negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.
Liggett & Webb, P.A.

March 17, 2017

New York, New York

BIOSOLAR, INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$208,629	$202,610
Prepaid expenses	22,265	86,943

TOTAL CURRENT ASSETS	230,894	289,553

PROPERTY AND EQUIPMENT
Machinery and equipment	31,455	28,855
Less accumulated depreciation	(20,411)	(17,326)

NET PROPERTY AND EQUIPMENT	11,044	11,529

OTHER ASSETS
Patents	74,787	70,270
Deposit	770	770

TOTAL OTHER ASSETS	75,557	71,040

TOTAL ASSETS	$317,495	$372,122

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$16,758	$2,055
Accrued expenses	236,170	110,676
Derivative liability	5,044,897	7,878,599
Related party convertible promissory notes net of debt discount of $0 and $46,354, respectively	-	138,646
Convertible promissory notes net of debt discount of $100,320 and $232,645, respectively	329,680	966,855

TOTAL CURRENT LIABILITIES	5,627,505	9,096,831

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $35,810 and $0, respectively	1,334,190	-

TOTAL LONG TERM LIABILITIES	1,334,190	-

TOTAL LIABILITIES	6,961,695	9,096,831

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 29,519,405 and 17,995,953 shares issued and outstanding, respectively	2,952	1,799
Additional paid in capital	9,354,201	7,474,644
Accumulated deficit	(16,001,353)	(16,201,152)

TOTAL SHAREHOLDERS’ DEFICIT	(6,644,200)	(8,724,709)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$317,495	$372,122

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 30, 2016 AND 2015

	Years Ended
	December 31, 2016	December 31, 2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	2,095,438	920,548
Research and development	226,881	190,565
Depreciation and amortization	3,085	6,772

TOTAL OPERATING EXPENSES	2,325,404	1,117,885

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(2,325,404)	(1,117,885)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	59	46
Loss on abandoned assets	-	(1,018)
Gain on sale of equipment	-	9,862
Gain (Loss) on conversion of debt and change in derivative liability	3,134,813	(4,153,488)
Interest expense	(609,669)	(529,635)

TOTAL OTHER INCOME/(EXPENSES)	2,525,203	(4,674,233)

NET INCOME/(LOSS)	$199,799	$(5,792,118)

BASIC EARNINGS (LOSS) PER SHARE	$0.01	$(0.37)

DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$(0.37)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	22,971,319	15,599,745

DILUTED	39,096,319	15,599,745

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	-	$-	11,846,354	$1,184	$6,822,815	$(10,409,034)	$(3,585,035)

Issuance of common shares for converted promissory notes	-	-	3,961,907	396	63,552	-	63,948

Issuance of common shares for related party convertible promissory notes and accrued interest	-	-	2,187,692	219	141,981	-	142,200

Stock based compensation	-	-	-	-	446,296	-	446,296

Net Loss for the year ended December 31, 2015	-	-	-	-	-	(5,792,118)	(5,792,118)

Balance at December 31, 2015	-	-	17,995,953	1,799	7,474,644	(16,201,152)	(8,724,709)

Issuance of common shares for converted promissory notes and accrued interest	-	-	8,437,636	844	101,590	-	102,434

Issuance of common shares for related party converted promissory notes and accrued interest	-	-	3,085,816	309	206,198	-	206,507

Stock based compensation	-	-	-	-	1,571,769	-	1,571,769

Net Income for the year ended December 31, 2016	-	-	-	-	-	199,799	199,799

Balance at December 31, 2016	-	$-	29,519,405	$2,952	$9,354,201	$(16,001,353)	$(6,644,200)

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Years Ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$199,799	$(5,792,118)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	3,085	6,772
Stock based compensation	1,571,769	446,296
Loss on net change in derivative liability and conversion of debt	(3,134,813)	4,153,488
Amortization of debt discount recognized as interest expense	443,979	432,774
(Gain) on sale of asset	-	(9,862)
Loss on abandoned assets	-	1,018
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	64,678	(41,323)
Other assets	-	24,850
Increase (Decrease) in:
Accounts payable	14,703	(4,927)
Accrued expenses	164,936	96,050

NET CASH USED IN OPERATING ACTIVITIES	(671,864)	(686,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,600)	(759)
Proceeds from sale of asset	-	23,000
Patent expenditures	(4,517)	(9,289)

NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(7,117)	12,952

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	685,000	730,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	685,000	730,000

NET INCREASE IN CASH	6,019	55,970

CASH, BEGINNING OF PERIOD	202,610	146,640

CASH, END OF PERIOD	$208,629	$202,610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$880	$809
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$102,434	$206,148
Common stock issued for related party convertible notes and accrued interest	$206,507	$-

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2016 AND 2015

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

BioSolar, Inc. (the "Company") was incorporated in the state of Nevada on April 24, 2006. The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market Photovoltaic solar technology products.

Line of Business

We are engaged in the development of innovative technologies and materials that will reduce the cost per watt of electricity generated by Photovoltaic solar modules. We have developed BioBacksheetR, a high performance green back sheet for Photovoltaic solar modules. We are currently developing technologies and materials for storing electrical energy produced by Photovoltaic solar modules as well as other means of electrical energy generation. We are focusing our research and product development efforts on silicon alloy anode materials for next generation high capacity lithium-ion batteries.

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

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computer equipment	5 Years
Machinery and equipment	10 Years

Depreciation expense for the years ended December 31, 2016 and 2015 was $3,085 and $6,772, respectively.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $226,881 and $190,565 for the years ending December 31, 2016 and 2015, respectively.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company uses the Binomial option-pricing model to value its stock option awards which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. On March 24, 2015, the Company granted 2,450,000 stock options with an exercise price of $0.09 per share, and on September 2, 2015 the Company granted an additional 13,500,000 stock options with an exercise price of $0.26 per share. The options will vest 1/25 on monthly basis, starting April 24, 2015 and October 1, 2015, respectively, and terminate seven (7) years from the date of grant or upon termination of employment.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the year. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock based awards (Note 4), plus the assumed conversion of convertible debt (Note 5).

For the year ended December 31, 2016, the Company calculated the dilutive impact of the outstanding stock options and warrants of 1,650,000, and the convertible debt of $1,800,000, which is convertible into shares of common stock. The stock options and warrants were included in the calculation of net earnings per share, because their impact was dilutive.

For the year ended December 31, 2015, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,978,333 stock options, 245,000 warrants, and the shares issuable from convertible debt of $1,384,500, because their impact was anti-dilutive.

	For the years ended
	December 31,
	2016	2015

Income (Loss) to common shareholders (Numerator)	$199,799	$(5,792,118)

Basic weighted average number of common shares outstanding (Denominator)	22,971,319	15,599,745

Diluted weighted average number of common shares outstanding (Denominator)	39,096,319	15,599,745

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2016 AND 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2016, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$5,044,897	$-	$-	$5,044,897
Total Liabilities measured at fair value	$5,044,897	$-	$-	$5,044,897

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2015	$3,320,943
Fair value of derivative liabilities issued	471,144
Loss on conversion of debt and change in derivative liability	4,086,512
Balance as of December 31, 2015	$7,878,599
Fair value of derivative liabilities issued	301,111
Gain on conversion of debt and change in derivative liability	(3,134,813)
Balance as of December 31, 2016	$5,044,897

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

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2016 AND 2015

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

During the year ended December 31, 2016, the Company issued 8,437,636 shares of common stock at prices of $0.00847 and $0.01333 per share upon conversion of $84,500 in convertible promissory notes, including $17,934 in accrued interest; issued 3,085,816 shares of common stock at a price of $0.056 to $0.115 per share upon conversion of related party convertible promissory notes with a fair value of $185,000, plus accrued interest of $21,507.

During the year ended December 31, 2015, the Company issued 3,961,907 shares of common stock at prices of $0.0133 to $0.0367 per share upon conversion of $55,500 in principle of convertible promissory notes, including $8,448 in accrued interest; issued 2,187,692 shares of common stock at a price of $0.065 per share upon conversion of related party convertible promissory notes with a fair value of $130,000, plus accrued interest of $12,200.

4.	STOCK OPTIONS AND WARRANTS

Stock Options

Transactions involving stock options are summarized as follows for the years ended December 31, 2016 and 2015:

	2016		2015
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding, January 1, 2016	15,978,333	$0.23	836,667	$1.43
Granted	-	$-	15,950,000	$0.23
Exercised	-	$-	-	$-
Expired	(3,333)	$4.05	(808,334)	$1.45
Outstanding, December 31, 2016	15,975,000	$0.23	15,978,333	$0.23
Exercisable as of December 31, 2016	10,183,000		2,530,333	$0.21

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2016 AND 2015

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of December 31, 2016 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
0.40	25,000	25,000	1.17
0.09	2,450,000	2,058,000	5.23
0.26	13,500,000	8,100,000	5.70
Total	15,975,000	10,183,000

The weighted average remaining contractual life of options outstanding as of December 31, 2015 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$4.05	3,333	3,333	0.23
2.92	25,000	25,000	2.17
0.09	2,450,000	882,000	6.23
0.26	13,500,000	1,620,000	6.68
Total	15,978,333	2,530,333

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2016 and 2015, related to the granting of these options was $1,571,769 and $446,296, respectively.

As of December 31, 2016, there was no intrinsic value with regards to the outstanding options.

Warrants

During the year ended December 31, 2016, 95,000 purchase warrants expired in October 2016. The Company granted no warrants during the period. The warrants outstanding as of December 31, 2016 and 2015, were 150,000 and 245,000, respectively. The remaining warrants have a five (5) year term with an expiration date of October 2017.

	2016		2015
	Number of Warrants	Weighted average exercise price	Number of Warrants	Weighted average exercise price
Outstanding, January 1, 2016	$245,000	$0.97	$245,000	$0.97
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(95,000)	$1.80	-	-
Outstanding, December 31, 2016	$150,000	$0.55	$245,000	$0.97
Exercisable at the end of period	$150,000	$0.55	$245,000	$0.97

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2016 AND 2015

5.	CONVERTIBLE PROMISSORY NOTES

On January 18, 2013, the Company entered into a securities purchase agreement for the sale of 10% convertible promissory note (the “January Note”) in the aggregate principal amount of up to $80,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche of $10,000. On April 16, 2013, the Company received an additional tranche of $25,000. The total tranches received were $35,000, of which principal in the amount of $25,000, and $2,886 in accrued interest was converted into 183,481 shares of common stock at fair value of $0.43 and $0.367 per share on September 29, 2013 and October 3, 2014. On July 6, 2015, the Company issued 735,153 shares of common stock at a fair value of $0.0133 upon conversion of principal in the amount of $8,000, plus accrued interest of $1,778, leaving a balance of $2,000. During the month of July 2013, the Company extended the maturity date of the January Note from six (6) months to eighteen (18) months from the effective date of each tranche. The January Note was fully converted on January 26, 2016, at which time the Company issued 192,192 shares of common stock.

On May 2, 2014, the Company entered into a securities purchase agreement, providing for the sale by the Company of 10% unsecured convertible note (the “May Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000, for a total aggregate sum of $500,000. As of December 31, 2015, the remaining principal balance was $467,500. During the year ended December 31, 2016, the Company issued 8,245,443 shares of common stock for principal in the amount of $82,500, plus accrued interest of $17,378, leaving a principal balance of $385,000. Each tranche matures eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months, with maturity dates ranging from June 12, 2019 to December 21, 2019. The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. The fair value of the May Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $23,097 during the year ended December 31, 2016.

On January 30, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of 10% unsecured convertible note (the January Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000. The principal balance at December 31, 2016 was $500,000. Each tranche matured eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from January 29, 2020 to August 25, 2020. The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.15 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the January Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the January Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $83,230 during the year ended December 31, 2016.

On October 1, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of 10% unsecured convertible note (the “October Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $90,000. On various dates, the Company received additional tranches in the aggregate sum of $395,000. The principal balance at December 31, 2016 was $485,000. Each tranche matures twelve (12) months from the effective date of each tranche, which was extended on October 13, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from October 1, 2020 to March 9, 2021.The October Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the October Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $169,917 during the year ended December 31, 2016. As of December 31, 2016, there was unamortized debt discount in the amount of $35,810.

On April 5, 2016, the Company entered into a securities purchase agreement, providing for the sale by the Company of 10% unsecured convertible note (the “April Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $48,000. On various dates, the Company received additional tranches in the aggregate sum of $382,000. The principal balance at December 31, 2016 was $430,000. Each tranche matures twelve (12) months from the effective date of each tranche through November 15, 2017. The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the April Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the April Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $124,013 during the year ended December 31, 2016. As of December 31, 2016, there was unamortized debt discount in the amount of $100,320.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2016 AND 2015

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

RELATED PARTY CONVERTIBLE PROMISSORY NOTES

On June 5, 2013, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($114,000) and Chief Technology Officer ($128,000) in the aggregate amount of $242,000. On March 5, 2014, the Company issued 694,191 upon partial conversion of principal in the amount of $55,000, plus accrued interest of $2,063, leaving a remaining balance of $187,000. On April 17, 2015, the Company issued 2,187,692 shares of common stock upon conversion of $130,000 in principal, plus $12,200 in accrued interest, leaving a balance of $57,000. On June 20, 2016, the Company issued 571,217 shares of common stock upon conversion of $57,000 in principal, plus $8,960 in accrued interest. The fair value of the notes has been determined by using the Binomial lattice formula with an expected life of two (2) years. As of December 31, 2016, the note was fully converted.

On December 18, 2014, the Company issued two 5% convertible promissory notes in exchange for services rendered by the Company’s Chief Executive Officer ($67,000) and Chief Technology Officer ($61,000) in the aggregate amount of $128,000. The notes are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.101 per share of common stock or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. On December 19, 2016, the Company issued 2,514,599 shares of common stock upon conversion of principal in the amount of $128,000, plus accrued interest of $12,818. The fair value of the notes had been determined by using the Binomial lattice formula with an expected life of two (2) years. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $46,354 during the year ended December 31, 2016. As of December 31, 2016, the Note was fully converted.

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory note was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically per the stock price fluctuations.

6.	DERIVATIVE LIABILITIES

The convertible notes issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the year ended December 31, 2016, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $304,049, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the year ended December 31, 2016, the Company converted $269,500 in principal of convertible notes, plus accrued interest of $39,441. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a gain on net change in derivative and conversion of debt in the amount of $3,134,813 in the statement of operations for the year ended December 31, 2016. At December 31, 2016, the fair value of the derivative liability was $5,044,897.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2016 AND 2015

6.	DERIVATIVE LIABILITIES (Continued)

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

12/31/2016
Risk free interest rate	0.29% - 1.93%
Stock volatility factor	16.93% - 184.98%
Weighted average expected option life	1 years - 5 years
Expected dividend yield	None

7.	INTANGIBLE ASSETS

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar cells traditionally made from petroleum-based film. During the years ended December 31, 2016 and 2015, the Company reviewed the capitalized patents for impairment in accordance with ASC 350, and determined there was no impairment. As of December 31, 2016 and 2015, the carrying value of the patents was $74,787 and $70,270, respectively. As of December 31, 2016 and 2015, no amortization has been expensed for the patents, since approval of the patents are pending.

8.	DEFERRED TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amount when the realization is uncertain. Included in the balance at December 31, 2016 and 2015, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2016 and 2015, the Company did not recognize interest or penalties.

At December 31, 2016, the Company had net operating loss carry-forwards of approximately $7,368,000, which expires 20 years after the NOL year. No tax benefit has been reported in the December 31, 2016 and 2015 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015

Book income (loss)	$79,830	$(2,317,510)

Depreciation	(1,590)	(730)
Meals and entertainment	160	370
Non-deductible non-cash charges	(380,530)	1,986,900

Valuation Allowance	302,130	330,970

Income tax expense	$-	$-

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2016 AND 2015

8.	DEFERRED TAXES (Continued)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
NOL carryover	$(2,947,120)	$2,614,500
R & D credit	87,480	59,250
Depreciation	10,740	-

Deferred tax liabilities:
Depreciation	-	(3,100)

Less Valuation Allowance	2,848,900	(2,670,650)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

9.	COMMITMENT AND CONTINGENCIES

During the year ended December 31, 2016, we have a new material commitment for capital expenditures in the form of a sponsored research agreement with North Carolina Agricultural and Technical State University during the next twelve months. The contract period is from September 12, 2016 through September 11, 2017 and the total cost shall not exceed the sum of $123,993. The commitment shall be financed by the issuance of equity or debt securities.

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

In January and February, the Company received two tranches for an aggregate amount of $70,000 on a securities purchase agreement entered into on April 8, 2016. The securities purchase agreement provides for the issuance of a 10 % unsecured convertible note in the aggregate principal amount of up to $500,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock.

During the month of January and February 2017, the Company issued 2,358,429 shares of common stock upon conversion of a convertible promissory note for principal in the amount of $15,800, plus accrued interest of $4,168.

