Form 10-Q
period 2017-03-31
BioSolar Inc
filed 2017-05-09
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock issued and outstanding as of May 8, 2017 was 33,349,578.

BIOSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$162,408	$208,629
Prepaid expenses	47,506	22,265

TOTAL CURRENT ASSETS	209,914	230,894

PROPERTY AND EQUIPMENT
Machinery and equipment	31,455	31,455
Less accumulated depreciation	(21,241)	(20,411)

NET PROPERTY AND EQUIPMENT	10,214	11,044

OTHER ASSETS
Patents	75,269	74,787
Deposit	770	770

TOTAL OTHER ASSETS	76,039	75,557

TOTAL ASSETS	$296,167	$317,495

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$24,878	$16,758
Accrued expenses	278,323	236,170
Derivative liability	4,765,153	5,044,897
Convertible promissory notes net of debt discount of $49,214 and $100,320, respectively	475,786	329,680

TOTAL CURRENT LIABILITIES	5,544,140	5,627,505

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $0 and $35,810, respectively	1,354,200	1,334,190

TOTAL LONG TERM LIABILITIES	1,354,200	1,334,190

TOTAL LIABILITIES	6,898,340	6,961,695

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 31,877,833 and 29,519,405 shares issued and outstanding, respectively	3,188	2,952
Additional paid in capital	9,766,875	9,354,201
Accumulated deficit	(16,372,236)	(16,001,353)

TOTAL SHAREHOLDERS’ DECIFIT	(6,602,173)	(6,644,200)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$296,167	$317,495

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	511,698	525,126
Research and development	4,551	80,451
Depreciation and amortization	830	766

TOTAL OPERATING EXPENSES	517,079	606,343

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(517,079)	(606,343)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	12	15
Gain on conversion of debt and change in derivative liability	284,807	304,112
Interest expense	(138,623)	(175,564)

TOTAL OTHER INCOME/(EXPENSES)	146,196	128,563

NET LOSS	$(370,883)	$(477,780)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	31,042,540	18,684,577

 The accompanying notes are an integral part of these unaudited condensed financial statements

 BIOSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2017

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	-	$-	29,519,405	$2,952	$9,354,201	$(16,001,353)	$(6,644,200)

Issuance of common shares for converted promissory notes and accrued interest	-	-	2,358,428	236	19,732	-	19,968

Stock based compensation	-	-	-	-	392,942	-	392,942

Net Loss for the three months ended March 31, 2017	-	-	-	-	-	(370,883)	(370,883)
Balance at March 31, 2017 (Unaudited)	-	$-	31,877,833	$3,188	$9,766,875	$(16,372,236)	$(6,602,173)

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(370,883)	$(477,780)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	830	766
Stock based compensation	392,942	392,942
(Gain) on net change in derivative liability and conversion of debt	(284,807)	(304,112)
Amortization of debt discount recognized as interest expense	91,980	140,033
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(25,241)	(48,041)
Increase (Decrease) in:
Accounts payable	8,120	33,393
Accrued expenses	46,320	35,356

NET CASH USED IN OPERATING ACTIVITIES	(140,739)	(227,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent expenditures	(482)	-

NET CASH USED IN INVESTING ACTIVITIES	(482)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	95,000	255,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	95,000	255,000

NET (DECREASE) INCREASE IN CASH	(46,221)	27,557

CASH, BEGINNING OF PERIOD	208,629	202,610

CASH, END OF PERIOD	$162,408	$230,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$197	$176
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$19,968	$19,439

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2016.

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placements offerings of equity and debt. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business. There is no assurance that the Company will be able to continue raising the required capital for its operations.

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company uses Black Scholes to value its stock option awards which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. On March 24, 2015, the Company granted 2,450,000 stock options with an exercise price of $0.09 per share, and on September 2, 2015 the Company granted an additional 13,500,000 stock options with an exercise price of $0.26 per share. The options will vest 1/25 on monthly basis, starting April 24, 2015 and October 1, 2015, respectively, and terminate seven (7) years from the date of grant or upon termination of employment.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the three months ended March 31, 2017, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,975,000 stock options and warrants of 150,000, and the shares issuable from convertible debt of $1,879,200, because their impact was anti-dilutive.

For the three months ended March 31, 2016, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,975,000 stock options, and warrants of 245,000, and the shares issuable from convertible debt of $1,623,200, because their impact was anti-dilutive.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2017, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$4,765,153	$-	$-	$4,765,153
Total Liabilities measured at fair value	$4,765,153	$-	$-	$4,765,153

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2016	$5,044,897
Fair value of derivative liabilities issued	5,063
Gain on conversion of debt and change in derivative liability	(284,807)
Balance as of March 31, 2017	$4,765,153

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During the three months ended March 31, 2017, the Company issued 2,358,428 shares of common stock at a price of $0.00847 per share upon conversion of $15,800 in convertible promissory notes, including $4,168 in accrued interest.

During the three months ended March 31, 2016, the Company issued 1,461,545 shares of common stock at a price of $0.0133 per share upon conversion of $16,300 in convertible promissory notes, including $3,139 in accrued interest.

4.	STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the three months ended March 31, 2017 and 2016, respectively.

	3/31/2017		3/31/2016
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,975,000	$0.23	15,978,333	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	(3,333)	$0.23
Outstanding as of the end of the periods	15,975,000	$0.23	15,975,000	$0.23
Exercisable as of the end of the periods	12,097,000	$0.23	4,441,000	$0.22

The weighted average remaining contractual life of options outstanding as of March 31, 2017 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
0.40	25,000	25,000	0.92
0.09	2,450,000	2,352,000	4.98
0.26	13,500,000	9,720,000	5.43
Total	15,975,000	12,097,000

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of March 31, 2016 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.40	25,000	25,000	1.92
$0.09	2,450,000	1,176,000	5.98
$0.26	13,500,000	3,240,000	6.43
Total	15,975,000	4,441,000

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2017 and 2016, related to the granting of these options was $392,942 and $392,942, respectively.

As of March 31, 2017 and 2016, respectively, there was no intrinsic value with regards to the outstanding options.

Warrants

The warrants outstanding as of March 31, 2017 and 2016, were 150,000 and 245,000, respectively. The remaining warrants have a five (5) year term with an expiration date of October 2017.

	3/31/2017		3/31/2016
	Number of Warrants	Weighted average exercise price	Number of Warrants	Weighted average exercise price
Outstanding at the beginning of the periods	$150,000	$0.55	$245,000	$0.97
Granted	-	-		-
Exercised	-	-		-
Expired	-	-		-
Outstanding at the end of the periods	$150,000	$0.55	$245,000	$0.97
Exercisable at the end of the periods	$150,000	$0.55	$245,000	$0.97

5.	CONVERTIBLE PROMISSORY NOTES

On May 2, 2014, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “May Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000, for a total aggregate sum of $500,000. As of December 31, 2015, the remaining principal balance was $467,500. During the year ended December 31, 2016, the Company issued 8,245,443 shares of common stock for principal in the amount of $82,500, plus accrued interest of $17,378. During the period ended March 31, 2017, the Company issued 2,358,428 upon conversion of $15,800 in principal, plus accrued interest of $4,168, leaving a principal balance of $369,200. Each tranche matures eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months, with maturity dates ranging from June 12, 2019 to December 21, 2019. The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. The fair value of the May Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On January 30, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the January Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000. The principal balance at March 31, 2017 was $500,000. Each tranche matured eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from January 29, 2020 to August 25, 2020. The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.15 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the January Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the January Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $25,966 during the three months ended March 31, 2017.

On October 1, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “October Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $90,000. On various dates, the Company received additional tranches in the aggregate sum of $395,000. The principal balance at March 31, 2017 was $485,000. Each tranche matures twelve (12) months from the effective date of each tranche, which was extended on October 13, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from October 1, 2020 to March 9, 2021.The October Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the October Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $9,912 during the three months ended March 31, 2017.

On April 5, 2016, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “April Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $48,000. On various dates, the Company received additional tranches in the aggregate sum of $452,000. The principal balance at March 31, 2017 was $500,000. Each tranche matures twelve (12) months from the effective date of each tranche through November 15, 2017. The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the April Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the April Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $56,087 during the three months ended March 31, 2017.

On March 20, 2017, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “March Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $25,000. Each tranche matures twelve (12) months from the effective date of each tranche, with an extension of sixty (60) months from each tranche. The March Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the March Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the March Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $15 during the three months ended March 31, 2017.

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

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

6.	COMMITMENT AND CONTINGENCIES

As of March 31, 2017, we have a new material commitment for capital expenditures in the form of a sponsored research agreement with North Carolina Agricultural and Technical State University during the next twelve months. The contract period is from September 12, 2016 through September 11, 2017 and the total cost shall not exceed the sum of $123,993. The commitment shall be financed by the issuance of equity or debt securities.

7.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On April 7, 2017, the Company issued 1,471,745 shares of common stock at a price of $0.00847, upon conversion of $9,800 in principal, plus accrued interest of $2,661 associated with the May 2, 2014 securities purchase agreement for issuance of a 10% unsecured convertible note in aggregate principal amount of up to $500,000.

On April 18, 2017, the Company received a tranche in the amount of $60,000 on a securities purchase agreement entered into on March 20, 2017. The securities purchase agreement provides for the issuance of a 10 % unsecured convertible note in the aggregate principal amount of up to $500,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 17, 2017, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

Overview

We are developing innovative technologies to increase the capacity and reduce the cost of storing electrical energy. We have previously developed an innovative material technology to reduce the cost per watt of electricity produced by Photovoltaic solar modules.

We are currently working on a high capacity silicon alloy anode material technology intended to drastically increase the storage capacity of current and future generation of lithium-ion batteries while lowering the cost of storing electrical energy. Lower cost of electrical energy storage will results in reduced cost per watt of electricity produced by PV solar modules as well.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2017, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements

Results of Operations – Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $13,428 to $511,698 for the three months ended March 31, 2017, compared to $525,126 for the prior period ended March 31, 2016. This decrease in G&A expenses was the result of a decrease in insurance expense of $15,433, a decrease in salaries of $13,200, with an increase in investor relations costs of $10,992, and an overall increase of $4,213 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses decreased by $75,900 to $4,551 for the three months ended March 31, 2017, compared to $80,451 for the prior period ended March 31, 2016. This overall decrease in R&D expenses was the result of a decrease in contracting of outside services.

Other Income/(Expenses)

Other income and (expenses) increased by $17,633 to $146,196 for the three months ended March 31, 2017, compared to $128,563 for the prior period ended March 31, 2016. The increase in other income and (expenses) was the result of a decrease in interest expense of $36,941, which includes non-cash expense of amortization of debt discount in the amount of $48,054, a decrease in non-cash gain on change in fair value of the derivative instruments of $19,305, and a decrease in interest income of $3. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net loss for the three months ended March 31, 2017 was $(370,883), compared to net loss of $(477,780) for the prior period ended March 31, 2016. The decrease in net loss was due to a decrease in non-cash other income (expenses) associated with the net change in derivative instruments, and an overall decrease in operating expenses primarily associated with research and development.  The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended March 31, 2017, we did not generate any revenues, incurred a net loss of $370,883, and cash used in operations of $140,739. As of March 31, 2017, we had a working capital deficiency of $5,334,226 and a shareholders’ deficit of $6,602,173. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2016, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and suitability of using the going concern basis is dependent upon, among other things, additional cash infusion. In the three months ended March 31, 2017, we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

As of March 31, 2017, we had a working capital deficit of $5,334,226 compared to a working capital deficit of $5,396,611 for the year ended December 31, 2016. This decrease in working capital deficit of $62,385 was due primarily to a decrease in cash, and the derivative liability associated with the notes, with an increase in prepaid expenses, accounts payable, accrued expenses, and the issuance of convertible promissory notes.

During the three months ended March 31, 2017, we used $140,739 of cash for operating activities, as compared to $227,443 for the prior period ended March 31, 2016. The decrease in the use of cash for operating activities was a result of a decrease in net loss, which included a decrease in research and development expenses compared to the prior three months ended March 31, 2016.

Cash used in investing activities for the three months ended March 31, 2017 and 2016, were $482 and $0, respectively. The overall net change in investing activities was primarily due to patent expenditure cost in the current period.

Cash provided from financing activities was $95,000 for the three months ended March 31, 2017, as compared to $225,000 for the prior period ended March 31, 2016. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements, as we currently have not generated any revenues.

Our financial statements as of March 31, 2017 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 17, 2017 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that increase the capacity and reduce the cost of storing electrical energy. We are currently focusing on developing a high capacity silicon alloy anode material technology to increase the storage capacity and reduce cost of the current and future generation of lithium-ion batteries by 2018.

Our plan of operation within the next six months is to utilize our cash balances to develop our silicon-based anode technology for high capacity, high density, and low cost Lithium-ion batteries.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next five months. Management estimates that it will require additional cash resources during 2017, based upon its current operating plan and condition. We expect increased expenses during the second half of 2017 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our electrode material.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

Off-Balance Sheet Arrangements

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 17, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, the Company issued 2,358,428 shares of common stock at a price of $.0085 per share upon conversion of $15,800 in convertible promissory notes, including $4,168 in accrued interest.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.2*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB**	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 9, 2017.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

