Form 10-Q
period 2017-06-30
BioSolar Inc
filed 2017-08-07
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The number of shares of registrant’s common stock issued and outstanding as of August 4, 2017 was 37,405,217.

BIOSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$181,071	$208,629
Prepaid expenses	34,604	22,265

TOTAL CURRENT ASSETS	215,675	230,894

PROPERTY AND EQUIPMENT
Machinery and equipment	31,455	31,455
Less accumulated depreciation	(22,072)	(20,411)

NET PROPERTY AND EQUIPMENT	9,383	11,044

OTHER ASSETS
Patents	75,269	74,787
Deposit	770	770

TOTAL OTHER ASSETS	76,039	75,557

TOTAL ASSETS	$301,097	$317,495

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$13,587	$16,758
Accrued expenses	318,708	236,170
Derivative liability	5,591,974	5,044,897
Convertible promissory notes net of debt discount of $1,213 and $100,320, respectively	181,787	329,680

TOTAL CURRENT LIABILITIES	6,106,056	5,627,505

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $18,318 and $35,810, respectively	1,808,932	1,334,190

TOTAL LONG TERM LIABILITIES	1,808,932	1,334,190

TOTAL LIABILITIES	7,914,988	6,961,695

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 35,948,400 and 29,519,405 shares issued and outstanding, respectively	3,595	2,952
Additional paid in capital	10,423,985	9,354,201
Accumulated deficit	(18,041,471)	(16,001,353)

TOTAL SHAREHOLDERS' DEFICIT	(7,613,891)	(6,644,200)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$301,097	$317,495

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	491,472	537,056	1,003,170	1,062,182
Research and development	27,008	62,442	31,559	142,893
Depreciation and amortization	831	766	1,661	1,532

TOTAL OPERATING EXPENSES	519,311	600,264	1,036,390	1,206,607

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(519,311)	(600,264)	(1,036,390)	(1,206,607)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	10	15	22	30
Gain (Loss) on conversion of debt and change in derivative liability	(1,064,864)	19,167	(780,057)	323,279
Interest expense	(85,070)	(139,212)	(223,693)	(314,776)

TOTAL OTHER INCOME/(EXPENSES)	(1,149,924)	(120,030)	(1,003,728)	8,533

NET LOSS	$(1,669,235)	$(720,294)	$(2,040,118)	$(1,198,074)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.03)	$(0.06)	$(0.06)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	34,437,017	20,684,561	32,749,156	19,684,569

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016		$-	29,519,405	$2,952	$9,354,201	$(16,001,353)	$(6,644,200)

Issuance of common shares for converted promissory notes and accrued interest	-	-	6,428,995	643	298,757	-	299,400

Stock based compensation	-	-	-	-	771,027	-	771,027

Net Loss for the six months ended June 30, 2017	-	-	-	-	-	(2,040,118)	(2,040,118)
Balance at June 30, 2017 (Unaudited)	-	$-	35,948,400	$3,595	$10,423,985	$(18,041,471)	$(7,613,891)

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,040,118)	$(1,198,074)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,661	1,532
Stock based compensation	771,027	785,885
(Gain)/Loss on net change in derivative liability and conversion of debt	780,057	(323,279)
Amortization of debt discount recognized as interest expense	128,586	238,950
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(12,339)	17,770
Increase (Decrease) in:
Accounts payable	(3,143)	17,143
Accrued expenses	94,193	75,386

NET CASH USED IN OPERATING ACTIVITIES	(280,076)	(384,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent expenditures	(482)	(484)

NET CASH USED IN INVESTING ACTIVITIES	(482)	(484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	253,000	428,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	253,000	428,000

NET (DECREASE) INCREASE IN CASH	(27,558)	42,829

CASH, BEGINNING OF PERIOD	208,629	202,610

CASH, END OF PERIOD	$181,071	$245,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$790	$420
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued at fair value for convertible notes and accrued interest	$299,400	$122,512

 The accompanying notes are an integral part of these unaudited condensed financial statements

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2016.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

For the six months ended June 30, 2017, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,975,000 stock options and warrants of 150,000, and the shares issuable from convertible debt of $2,010,250, because their impact was anti-dilutive.

For the six months ended June 30, 2016, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,975,000 stock options, and warrants of 245,000, and the shares issuable from convertible debt of $1,708,200, because their impact was anti-dilutive.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2017, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$5,591,974	$-	$-	$5,591,974
Total Liabilities measured at fair value	$5,591,974	$-	$-	$5,591,974

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2016	$5,044,897
Fair value of derivative liabilities issued	11,986
Loss on conversion of debt and change in derivative liability	535,091
Balance as of June 30, 2017	$5,591,974

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In May 2017, FASB issued accounting standards update ASU-2017-09, “Compensation-Stock Compensation” (Topic 718) –Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period for public entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the impact of the adoption of ASU 2017-09 on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the six months ended June 30, 2017, the Company issued 6,428,995 shares of common stock upon conversion of convertible promissory notes in the amount of $42,750, plus accrued interest of $11,682 with an aggregate fair value loss of $244,968 at prices ranging from $0.0380 - $0.0549.

4.	STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the six months ended June 30, 2017 and 2016, respectively.

	6/30/2017		6/30/2016
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,975,000	$0.23	15,978,333	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	(3,333)	$0.23
Outstanding as of the end of the periods	15,975,000	$0.23	15,975,000	$0.23
Exercisable as of the end of the periods	13,815,000	$0.23	6,355,000	$0.22

The weighted average remaining contractual life of options outstanding as of June 30, 2017 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
0.40	25,000	25,000	0.67
0.09	2,450,000	2,450,000	4.73
0.26	13,500,000	11,340,000	5.18
Total	15,975,000	13,815,000

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of June 30, 2016 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.40	25,000	25,000	1.67
$0.09	2,450,000	1,470,000	5.73
$0.26	13,500,000	4,860,000	6.18
Total	15,975,000	6,355,000

The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2017 and 2016, related to the granting of these options was $771,027 and $785,885, respectively.

As of June 30, 2017 and 2016, respectively, there was no intrinsic value with regards to the outstanding options.

Warrants

The warrants outstanding as of June 30 2017 and 2016, were 150,000 and 245,000, respectively. The remaining warrants have a five (5) year term with an expiration date of October 2017.

	6/30/2017		6/30/2016
	Number of Warrants	Weighted average exercise price	Number of Warrants	Weighted average exercise price
Outstanding at the beginning of the periods	$150,000	$0.55	$245,000	$0.97
Granted	-	-		-
Exercised	-	-		-
Expired	-	-		-
Outstanding at the end of the periods	$150,000	$0.55	$245,000	$0.97
Exercisable at the end of the periods	$150,000	$0.55	$245,000	$0.97

5.	CONVERTIBLE PROMISSORY NOTES

On May 2, 2014, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “May Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000, for a total aggregate sum of $500,000. As of December 31, 2016, the remaining principal balance was $385,000. During the six months ended June 30, 2017, the Company issued 6,428,995 upon conversion of $42,750 in principal, plus accrued interest of $11,682, leaving a principal balance of $342,250 as of June 30, 2017. Each tranche matures eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months, with maturity dates ranging from June 12, 2019 to December 21, 2019. The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. The fair value of the May Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On January 30, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “January Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000. The principal balance at June 30, 2017 was $500,000. Each tranche matured eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from January 29, 2020 to August 25, 2020. The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.15 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the January Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the January Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $25,966 during the six months ended June 30, 2017.

On October 1, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “October Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $90,000. On various dates, the Company received additional tranches in the aggregate sum of $395,000. The principal balance at June 30, 2017 was $485,000. Each tranche matures twelve (12) months from the effective date of each tranche, which was extended on October 13, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from October 1, 2020 to March 9, 2021.The October Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the October Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $9,912 during the six months ended June 30, 2017.

On April 5, 2016, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “April Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $48,000. On various dates, the Company received additional tranches in the aggregate sum of $452,000. The principal balance at June 30, 2017 was $500,000. Each tranche matures twelve (12) months from the effective date of each tranche through November 15, 2017. The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the April Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the April Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $91,563 during the six months ended June 30, 2017.

On March 20, 2017, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “March Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $25,000. On varies dates during the six months ended the Company received additional tranches in the aggregate sum of $158,000. The principal balance as of June 30, 2017 was $183,000. Each tranche matures twelve (12) months from the effective date of each tranche. The March Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the March Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the March Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,228 during the six months ended June 30, 2017.

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

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

6.	COMMITMENT AND CONTINGENCIES

We have a new material commitment for capital expenditures in the form of a sponsored research agreement with North Carolina Agricultural and Technical State University during the next twelve months. The contract period is from September 12, 2016 through September 11, 2017 and the total cost shall not exceed the sum of $123,993. The cost of the commitment will be financed by the issuance of equity or debt securities of the Company.

7.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On July 14, 2017, the Company issued 1,456,817 shares of common stock at a price of $0.00847, upon conversion of $9,500 in principal, plus accrued interest of $2,834 associated with the May 2, 2014 securities purchase agreement.

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

Overview

We are developing innovative technologies to increase the capacity and reduce the cost of storing electrical energy. We have previously developed an innovative material technology to reduce the cost per watt of electricity produced by Photovoltaic, or PV, solar modules.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended June 30, 2017, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations – Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $45,584 to $491,472 for the three months ended June 30, 2017, compared to $537,056 for the prior period ended June 30, 2016. This decrease in G&A expenses was the result of a decrease in professional fees of $19,472, a decrease in salaries of $13,200, a decrease in non-cash stock compensation expense of $14,858, and an overall decrease of $4,804 in other G&A expenses, with an increase in investor relations of $6,750.

Research and Development

Research and Development (“R&D”) expenses decreased by $35,434 to $27,008 for the three months ended June 30, 2017, compared to $62,442 for the prior period ended June 30, 2016. This overall decrease in R&D expenses was the result of a decrease in contracting of outside services.

Other Income/(Expenses)

Other income and (expenses) increased by $1,029,894 to $1,149,924 for the three months ended June 30, 2017, compared to $120,030 for the prior period ended June 30, 2016. The increase in other income and (expenses) was the result of an increase in non-cash gain on change in fair value of the derivative instruments of $839,064, an increase in fair value loss on settlement of debt of $244,967, with a decrease in interest expense of $54,142, which includes non-cash expense of amortization of debt discount in the amount of $62,294, and a decrease in interest income of $5. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net loss for the three months ended June 30, 2017 was $(1,669,235), compared to net loss of $(720,294) for the prior period ended June 30, 2016. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments, and an overall decrease in operating expenses. The Company has not generated any revenues.

Results of Operations – Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

OPERATING EXPENSES

General and Administrative Expenses

G&A expenses decreased by $59,012 to $1,003,170 for the six months ended June 30, 2017, compared to $1,062,182 for the prior period ended June 30, 2016. This decrease in G&A expenses was the result of a decrease in insurance expense of $15,946, a decrease in professional fees of $16,838, a decrease in salaries of $26,400, a decrease in stock compensation of $14,858, and an overall decrease of $2,712 in other G&A expenses, with an increase in investor relations of $17,742.

Research and Development

R&D expenses decreased by $111,334 to $31,559 for the six months ended June 30, 2017, compared to $142,893 for the prior period ended June 30, 2016. This overall decrease in R&D expenses was the result of a decrease in contracting of outside services.

Other Income/(Expenses)

Other income and (expenses) increased by $(1,012,261) to $(1,003,728) for the six months ended June 30, 2017, compared to $8,533 for the prior period ended June 30, 2016. The increase in other income and (expenses) was the result of a decrease in interest expense of $91,083, which includes non-cash expense of amortization of debt discount in the amount of $110,348, an increase in non-cash loss on change in fair value of the derivative instruments of $858,370, an increase in fair value of loss on settlement of debt in the amount of $244,967, and a decrease in interest income of $7. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net loss for the six months ended June 30, 2017 was $(2,040,118), compared to net loss of $(1,198,074) for the prior period ended June 30, 2016. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments, and an overall decrease in operating expenses. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended June 30, 2017, we did not generate any revenues, incurred a net loss of $2,040,118, and used cash of $280,076 in operations. As of June 30, 2017, we had a working capital deficiency of $5,890,381 and a shareholders’ deficit of $7,613,891. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the six months ended June 30, 2017, we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

As of June 30, 2017, we had a working capital deficit of $5,890,381 compared to capital deficit of $5,396,611 for the year ended December 31, 2016. This increase in capital deficit of $311,983 was due primarily to a decrease in cash, and accounts payable, with an increase in derivative liability associated with the notes, an increase in prepaid expenses, accrued expenses, and the issuance of convertible promissory notes.

During the six months ended June 30, 2017, we used $280,076 of cash for operating activities, as compared to $384,687 for the prior period ended June 30, 2016. The decrease in the use of cash for operating activities was a result of a decrease in salaries, professional fees, insurance, and a decrease in research and development expenses compared to the six months ended June 30, 2016.

Cash used in investing activities for the six months ended June 30, 2017 and 2016, were $482 and $484, respectively. The overall net change in investing activities was primarily due to patent expenditure cost in the prior period.

Cash provided from financing activities was $253,000 for the six months ended June 30, 2017, as compared to $428,000 for the prior period ended June 30, 2016. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2016, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of June 30, 2017 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2017, the Company issued 4,070,566 shares of common stock at a price of $.0085 per share upon conversion of $26,950 in convertible promissory notes, including $7,514 in accrued interest.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 7, 2017.

BIOSOLAR

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

