Form 10-Q
period 2017-09-30
BioSolar Inc
filed 2017-11-09
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

The number of shares of registrant’s common stock issued and outstanding as of November 8, 2017 was 39,053,356.

BIOSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$131,189	$208,629
Prepaid expenses	33,125	22,265

TOTAL CURRENT ASSETS	164,314	230,894

PROPERTY AND EQUIPMENT
Machinery and equipment	31,455	31,455
Less accumulated depreciation	(22,903)	(20,411)

NET PROPERTY AND EQUIPMENT	8,552	11,044

OTHER ASSETS
Patents, net	48,285	74,787
Deposit	770	770

TOTAL OTHER ASSETS	49,055	75,557

TOTAL ASSETS	$221,921	$317,495

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$12,959	$16,758
Accrued expenses	365,668	236,170
Derivative liability	5,985,575	5,044,897
Convertible promissory notes net of debt discount of $2,471 and $100,320, respectively	284,529	329,680

TOTAL CURRENT LIABILITIES	6,648,731	5,627,505

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $6,382 and $35,810, respectively	1,800,768	1,334,190

TOTAL LONG TERM LIABILITIES	1,800,768	1,334,190

TOTAL LIABILITIES	8,449,499	6,961,695

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 39,053,356 and 29,519,405 shares issued and outstanding, respectively	3,905	2,952
Additional paid in capital	10,914,305	9,354,201
Accumulated deficit	(19,145,788)	(16,001,353)

TOTAL SHAREHOLDERS' DEFICIT	(8,227,578)	(6,644,200)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$221,921	$317,495

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	439,082	534,526	1,442,254	1,596,708
Research and development	85,506	55,646	117,065	198,539
Depreciation and amortization	28,032	672	29,693	2,204

TOTAL OPERATING EXPENSES	552,620	590,844	1,589,012	1,797,451

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(552,620)	(590,844)	(1,589,012)	(1,797,451)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	9	15	31	45
Loss on conversion of debt and change in derivative liability	(485,100)	(502,473)	(1,265,157)	(179,194)
Interest expense	(66,604)	(156,087)	(290,297)	(470,863)

TOTAL OTHER INCOME/(EXPENSES)	(551,695)	(658,545)	(1,555,423)	(650,012)

NET LOSS	$(1,104,315)	$(1,249,389)	$(3,144,435)	$(2,447,463)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.05)	$(0.09)	$(0.11)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	37,398,502	25,337,081	34,315,968	21,582,493

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016		$-	29,519,405	$2,952	$9,354,201	$(16,001,353)	$(6,644,200)

Issuance of common shares for converted promissory notes and accrued interest	-	-	9,533,951	953	418,420	-	419,373

Stock based compensation	-	-	-	-	1,141,684	-	1,141,684

Net Loss for the nine months ended September 30, 2017	-	-	-	-	-	(3,144,435)	(3,144,435)
Balance at September 30, 2017 (Unaudited)	-	$-	39,053,356	$3,905	$10,914,305	$(19,145,788)	$(8,227,578)

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,144,435)	$(2,447,463)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	29,693	2,204
Stock based compensation	1,141,684	1,178,827
Loss on net change in derivative liability and conversion of debt	1,265,157	179,194
Amortization of debt discount recognized as interest expense	141,450	351,265
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(10,860)	44,729
Increase (Decrease) in:
Accounts payable	(3,799)	13,500
Accrued expenses	147,369	118,894

NET CASH USED IN OPERATING ACTIVITIES	(433,741)	(558,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent expenditures	(699)	(1,984)

NET CASH USED IN INVESTING ACTIVITIES	(699)	(1,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	357,000	603,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	357,000	603,000

NET (DECREASE) INCREASE IN CASH	(77,440)	42,166

CASH, BEGINNING OF PERIOD	208,629	202,610

CASH, END OF PERIOD	$131,189	$244,776

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,382	$704
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued at fair value for convertible notes and accrued interest	$419,373	$159,757

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2016.

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company uses Black Scholes to value its stock option awards which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. On March 24, 2015, the Company granted 2,475,000 stock options with an exercise price of $0.09 per share, and on September 2, 2015 the Company granted an additional 13,500,000 stock options with an exercise price of $0.26 per share. The options will vest 1/25 on monthly basis, starting April 24, 2015 and October 1, 2015, respectively, and terminate seven (7) years from the date of grant or upon termination of employment. As of September 30, 2017, 15,975,000 stock options are outstanding.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

For the nine months ended September 30, 2017, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,975,000 stock options and warrants of 150,000, and the shares issuable from convertible debt of $2,094,150, because their impact was anti-dilutive.

For the nine months ended September 30, 2016, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,975,000 stock options, and warrants of 245,000, and the shares issuable from convertible debt of $1,852,700, because their impact was anti-dilutive.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2017, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$5,985,575	$-	$-	$5,985,575
Total Liabilities measured at fair value	$5,985,575	$-	$-	$5,985,575

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2016	$5,044,897
Fair value of derivative liabilities issued	14,173
Elimination of liability on conversion	(368,867)
Loss on conversion of debt and change in derivative liability	1,295,372
Balance as of September 30, 2017	$5,985,575

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In August 2017, FASB issued accounting standards update ASU-2017-12, “D” (Topic 815) – “Targeted Improvements to Accounting for Hedging Activities”, to require an entity to present the earnings effect of the hedging instrument in the same statement line item in which the earnings effect of the hedged item is reported. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods with the fiscal years beginning after December 15, 2020. Early adoption is permitted in any interim period after issuance of the update. The Company is currently evaluating the impact of the adoption of ASU 2017-12 on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the nine months ended September 30, 2017, the Company issued 9,533,951 shares of common stock upon conversion of convertible promissory notes in the amount of $62,850, plus accrued interest of $17,871, with an aggregate fair value loss of $338,652 at prices ranging from $0.0371 - $0.0549.

4. STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the nine months ended September 30, 2017 and 2016, respectively.

	9/30/2017		9/30/2016
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,975,000	$0.23	15,978,333	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	(3,333)	$4.05
Outstanding as of the end of the periods	15,975,000	$0.23	15,975,000	$0.23
Exercisable as of the end of the periods	15,435,000	$0.23	8,269,000	$0.22

The weighted average remaining contractual life of options outstanding as of September 30, 2017 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
0.40	25,000	25,000	0.42
0.09	2,450,000	2,450,000	4.48
0.26	13,500,000	12,960,000	4.93
Total	15,975,000	15,435,000

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of September 30, 2017 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.40	25,000	25,000	0.42
$0.09	2,450,000	1,470,000	4.48
$0.26	13,500,000	4,860,000	4.93
Total	15,975,000	6,355,000

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2017 and 2016, related to the granting of these options was $1,141,684 and $1,178,827, respectively.

As of September 30, 2017, and 2016, respectively, there was no intrinsic value with regards to the outstanding options.

Warrants

The warrants outstanding as of September 30, 2017 and 2016, were 150,000 and 245,000, respectively. The remaining warrants have a five (5) year term with an expiration date of October 2017.

	9/30/2017		9/30/2016
	Number of Warrants	Weighted average exercise price	Number of Warrants	Weighted average exercise price
Outstanding at the beginning of the periods	$150,000	$0.55	$245,000	$0.97
Granted	-	-		-
Exercised	-	-		-
Expired	-	-		-
Outstanding at the end of the periods	$150,000	$0.55	$245,000	$0.97
Exercisable at the end of the periods	$150,000	$0.55	$245,000	$0.97

5.	CONVERTIBLE PROMISSORY NOTES

On May 2, 2014, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “May Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000, for a total aggregate sum of $500,000. As of December 31, 2016, the remaining principal balance was $385,000. During the nine months ended September 30, 2017, the Company issued 9,533,951 shares of common stock upon conversion of $62,850 in principal, plus accrued interest of $17,871, leaving a principal balance of $287,000 as of September 30, 2017. Each tranche matures eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months, with maturity dates ranging from June 12, 2019 to December 21, 2019. The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. The fair value of the May Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche.

On January 30, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “January Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000. The principal balance at September 30, 2017 was $500,000. Each tranche matured eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from January 29, 2020 to August 25, 2020. The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.15 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the January Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the January Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $25,966 during the nine months ended September 30, 2017.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On October 1, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “October Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $90,000. On various dates, the Company received additional tranches in the aggregate sum of $395,000. The principal balance at September 30, 2017 was $485,000. Each tranche matures twelve (12) months from the effective date of each tranche, which was extended on October 13, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from October 1, 2020 to March 9, 2021.The October Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the October Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the October Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $9,912 during the nine months ended September 30, 2017.

On April 5, 2016, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “April Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $48,000. On various dates, the Company received additional tranches in the aggregate sum of $452,000. The principal balance at September 30, 2017 was $500,000. Each tranche matures twelve (12) months from the effective date of each tranche through November 15, 2017. The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the April Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the April Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $102,405 during the nine months ended September 30, 2017.

On March 20, 2017, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “March Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $25,000. On various dates during the nine months ended September 30, 2017, the Company received additional tranches in the aggregate sum of $262,000. The principal balance as of September 30, 2017 was $287,000. Each tranche matures twelve (12) months from the effective date of each tranche, with an extension of sixty (60) months from each tranche. The March Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the March Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the March Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,290 during the nine months ended September 30, 2017.

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

6.	COMMITMENT AND CONTINGENCIES

We had a new material commitment for capital expenditures in the form of a sponsored research agreement with North Carolina Agricultural and Technical State University during the twelve months ended September 30, 2017. The contract period was from September 12, 2016 through September 11, 2017 and the total cost was not to exceed the sum of $123,993. The cost of the commitment was financed by the issuance of equity or debt securities of the Company. The cost of the commitment has been paid as of September 30, 2017.

7.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On October 20, 2017, the Company received an additional tranche of $58,000 on the March Note.

On November 7, 2017, the Company issued 1,274,563 shares of common stock, upon conversion of principal in the amount of $8,150, plus accrued interest of $2,641 associated with the May Note.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2017, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations – Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $95,444 to $439,082 for the three months ended September 30, 2017, compared to $534,526 for the prior period ended September 30, 2016. This decrease in G&A expenses was the result of a decrease in professional fees of $12,727, a decrease in salaries of $8,800, a decrease in non-cash stock compensation expense of $22,285, with an decrease in investor relations of $52,492, and an overall increase of $860 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $29,860 to $85,506 for the three months ended September 30, 2017, compared to $55,646 for the prior period ended September 30, 2016. This overall increase in R&D expenses was the result of an increase in contracting of outside services.

Other Income/(Expenses)

Other income and (expenses) decreased by $106,850 to $551,695 for the three months ended September 30, 2017, compared to $658,545 for the prior period ended September 30, 2016. The decrease in other income and (expenses) was the result of a decrease in non-cash loss on change in fair value of the derivative instruments of $111,058, a decrease in interest expense of $89,483, which includes non-cash expense of amortization of debt discount in the amount of $96,528, and a decrease in interest income of $6, with an increase in fair value loss on settlement of debt of $93,685. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net loss for the three months ended September 30, 2017 was $(1,104,315), compared to net loss of $(1,249,389) for the prior period ended September 30, 2016. The decrease in net loss was due to a decrease in non-cash other income (expenses) associated with the net change in derivative instruments, and an overall decrease in operating expenses. The Company has not generated any revenues.

Results of Operations – Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

OPERATING EXPENSES

General and Administrative Expenses

G&A expenses decreased by $154,454 to $1,442,254 for the nine months ended September 30, 2017, compared to $1,596,708 for the prior period ended September 30, 2016. This decrease in G&A expenses was the result of a decrease in insurance expense of $18,670, a decrease in professional fees of $29,565, a decrease in salaries of $35,200, a decrease in non-cash stock compensation of $37,143, a decrease in investor relations of $34,750, and an overall increase of $874 in other G&A expenses.

Research and Development

R&D expenses decreased by $81,474 to $117,065 for the nine months ended September 30, 2017, compared to $198,539 for the prior period ended September 30, 2016. This overall decrease in R&D expenses was the result of a decrease in contracting of outside services.

Other Income/(Expenses)

Other income and (expenses) increased by $905,411 to $(1,555,423) for the nine months ended September 30, 2017, compared to $(650,012) for the prior period ended September 30, 2016. The increase in other income and (expenses) was the result of an increase in non-cash loss on change in fair value of the derivative instruments of $747,311 an increase in fair value of loss on settlement of debt in the amount of $338,652, a decrease in interest expense of $180,566, which includes non-cash expense of amortization of debt discount in the amount of $206,876, and a decrease in interest income of $14. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2017 was $(3,144,435), compared to net loss of $(2,447,463) for the prior period ended September 30, 2016. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments, and an overall decrease in operating expenses. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended September 30, 2017, we did not generate any revenues, incurred a net loss of $3,144,435, and used cash of $433,741 in operations. As of September 30, 2017, we had a working capital deficiency of $6,484,417 and a shareholders’ deficit of $8,227,578. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the nine months ended September 30, 2017, we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

As of September 30, 2017, we had a working capital deficit of $6,484,417 compared to capital deficit of $5,396,611 for the year ended December 31, 2016. This increase in capital deficit of $1,087,806 was due primarily to a decrease in cash, and accounts payable, with an increase in derivative liability associated with the notes, an increase in prepaid expenses, accrued expenses, and the issuance of convertible promissory notes.

During the nine months ended September 30, 2017, we used $433,741 of cash for operating activities, as compared to $558,850 for the prior period ended September 30, 2016. The decrease in the use of cash for operating activities for the current period was a result of a decrease in salaries, professional fees, insurance, and a decrease in research and development expenses compared to the prior nine months ended September 30, 2016.

Cash used in investing activities for the nine months ended September 30, 2017 and 2016, were $699 and $1,984, respectively. The overall net change in investing activities was primarily due to a decrease in patent expenditure cost in the current period.

Cash provided from financing activities was $357,000 for the nine months ended September 30, 2017, as compared to $603,000 for the prior period ended September 30, 2016. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2016, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of September 30, 2017 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that increase the capacity and reduce the cost of storing electrical energy. We are currently focusing on developing a high capacity silicon alloy anode material technology to increase the storage capacity and reduce cost of the current and future generation of lithium-ion batteries by 2018.

Our plan of operation within the next six months is to utilize our cash balances to develop our silicon-based anode technology for high capacity, high density, and low cost Lithium-ion batteries.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next five months. Management estimates that it will require additional cash resources during 2017, based upon its current operating plan and condition. We expect increased expenses during the last quarter of 2017 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our electrode material.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

Off-Balance Sheet Arrangements

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2017, the Company issued 3,104,956 shares of common stock at a price of $0.0085 per share upon conversion of $20,100 in convertible promissory notes, including $6,189 in accrued interest.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 9, 2017.

BIOSOLAR, INC.

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)