Form 10-K
period 2017-12-31
BioSolar Inc
filed 2018-03-19
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2017, was approximately $1,519,382.

The number of shares of registrant’s common stock outstanding, as of March 12, 2018 was 46,508,334.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

ITEM 1.	BUSINESS.

Overview

We are developing innovative technologies to increase the capacity and reduce the cost of storing electrical energy. We have previously developed an innovative material technology to reduce the cost per watt of electricity produced by Photovoltaic, or PV, solar modules.

We are currently working on a silicon anode additive material technology intended to drastically increase the storage capacity of current and future generation of lithium-ion batteries while lowering the cost of storing electrical energy. The lower cost of electrical energy storage will result in reduced cost per watt of electricity produced by PV solar modules as well.

Industry Overview

The solar industry relies on two distinctly different solar energy technologies. Solar energy can be converted directly into electricity using PV devices or into heat by solar thermal devices. PV devices convert sunlight directly into electricity through a photovoltaic cell, commonly called a solar cell, a non-mechanical device usually made from silicon alloys. Solar thermal devices, on the other hand, are typically used for directly heating swimming pools, heating water for domestic use, and space heating of buildings.

Our product development focus had been based on PV technology, thus we are currently a part of the PV segment of the industry. Photovoltaics is derived from the words photo, meaning light, and voltaic, meaning voltage producing. Sunlight, not heat, fuels photovoltaic cells. The cells, made mostly of the semiconductor silicon, convert sunlight directly into electricity.

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

With a modern world running on electricity, the need for battery storage has never been greater. The ability to store energy, take it on the go, and use it later, has opened up a new world of “Killer Apps” such as long range electric vehicles, iPhones, and storage of renewable wind and solar energy for later use. The key to enabling these Killer Apps is better and lower cost batteries.

According to a 2014 report from Lux Research, the global energy storage market will rise to $50 billion by the year 2020, with a compound annual growth rate of 8%. Much of the growth will be in electric vehicles, which will rise to $21 billion, followed by the incumbent consumer electronics segment such as iPhones, which will rise to $27 billion, with the remainder of $2.8 billion in stationary applications such as solar, backup power, and grid storage.

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

The BioBacksheetR successfully obtained Underwriters Laboratories’ (UL) material certification in February 2011.  This version of our back sheet is designed for conventional c-Si solar modules, which currently represents over 75 percent of solar modules produced in the world, as well as for certain thin film solar modules.  The relative thermal index (RTI) rating of 130° C by UL was issued during the 3rd quarter of 2012, and a number of PV panel manufacturers obtained certifications on their PV panels incorporating BioBacksheetR for UL/IEC.

A key ingredient of BioBacksheetR is Nylon 11 derived from castor bean oil. We do not currently have an agreement with Arkema, Inc, a global producer of high performance materials including Nylon 11, for the supply of Nylon 11 and there is currently no other known supplier of Nylon 11. If Nylon 11 becomes unavailable in the future, alternative materials such as Nylon 1010 or Nylon 12 can be substituted, for which there are many known suppliers. The Company currently does not manufacture BioBacksheetR, but the product is available for licensing.

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

Silicon (Si) is one of the most promising anode materials being considered for next generation, high energy and high power lithium ion batteries (Li-Bs). However, Si anodes suffer from large capacity fading and tremendous volume changes during lithium-ion charge-discharge cycling. The strains due to the huge volume changes actually pulverizes the Si material and eventually lead to electrode shattering and delamination, which adversely affect the battery performance and cycle life. These are the primary challenges to the commercial use of Si for battery anodes, which the Company intends to overcome.

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

On June 23, 2015, we filed a provisional U.S. patent to protect the intellectual property rights for “High Capacity Cathode for Use in Supercapacitors and Batteries and Method for Manufacturing Such Cathodes”, U.S. Provisional Application No. 62-175,912. The inventors listed on the patent application are David Vonlanthen, Alan J. Heeger, David Lee, our Chief Executive Officer, and Stanley Levy, our Chief Technology Officer. The University of California, Santa Barbara (“UCSB”) and the Company are listed as assignees. In June 2016, we followed up by filing a joint international patent application (PCT) with UCSB.

On March 20, 2017, North Carolina Agricultural and Technical State University filed a provisional U.S. patent application U.S. Serial No. 62/473,772 titled “Silicon Iron Lithium Nanocomposite for Lithium Ion Batteries, and we signed an Exclusive License Agreement for the use of the technology on September 25, 2017.

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

Technology Development Partners

The Company has entered into a research agreement, effective August 17, 2016 (the “Agreement”), with North Carolina Agricultural and Technical State University, a constituent member of the University of North Carolina system (the “University”), pursuant to which the Company sponsors the University’s project which includes the research, testing and evaluation of a proposal. Total costs to the Company are not to exceed the sum of $123,993. The Agreement shall continue for the contract period, which is from September 12, 2016 through September 11, 2017. The Agreement may be extended upon mutual agreement by the parties and may be terminated due to the inability of the principal investigator to continue the project, and a mutually acceptable substitute is not available, or upon thirty (30) days prior written notice by either party to the other. On September 11, 2017, the Company and the University extended the initial term of the Agreement for another twelve months, through September 11, 2018.

On September 28, 2017, the Company entered into an Exclusive License Agreement (the “License Agreement”) with the University related to the use of the University’s intellectual property in the Company’s business of developing, producing and marketing lithium-ion batteries.

Within thirty (30) days after entering into the License Agreement, the Company paid to the University a one-time, non-refundable license fee in the sum of $15,000. Pursuant to the terms of the License Agreement, the Company is obligated to pay all costs of preparing, filing, prosecution, issuance and maintenance related to the patents underlying the intellectual property licensed by the Company. In addition, the Company is obligated to make certain royalty payments and sub-licensing fees.

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

EMPLOYEES

As of March 12, 2018, we had one (1) full time employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS

WE HAVE A LIMITED HISTORY OF LOSSES AND HAVE NEVER REALIZED REVENUES TO DATE.

Since inception, we have incurred losses and have negative cash flows from operations and have realized only minimal revenues. From inception through December 31, 2017, we have an accumulated deficit of approximately $7,654,535. These factors, among others discussed in Note 1 to the financial statements included in this Annual Report, raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our sole officer, Dr. David Lee, who has been critical to the development of our technologies and business. The loss of the services of Dr. Lee could have a material adverse effect on our operations. We do not have an employment agreement with Dr. Lee and do not maintain key man insurance with respect to Dr. Lee. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Dr. Lee, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

We have filed a patent to protect the intellectual property rights on our battery technology, “A Multicomponent Approach to Enhance Stability and Capacitance in Polymer-Hybrid Supercapacitors.”  To date this patent application has not been granted. We cannot be certain that this will be granted nor can we be certain that other companies have not filed for patent protection for this technology before us. Even if we are granted patent protection for our technology, there is no assurance that we will be in a position to enforce our patent rights. Failure to be granted patent protection for our technology could result in greater competition or in limited royalty payments. This could result in inadequate revenue and cause us to cease operations.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 38.9% of the outstanding shares of our common stock as of December 31, 2017. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

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

	Fiscal 2017		Fiscal 2016
Quarter Ended	High	Low	High	Low
March 31	$.10	$.04	$.23	$.09
June 30	$.09	$.03	$.33	$.10
September 30	$.06	$.03	$.13	$.01
December 31	$.05	$.03	$.11	$.05

Common Stock

As of March 12, 2018, our common stock was held by 76 stockholders of record and we had 46,508,334 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

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

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this Annual Report beginning on page F-1.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2017 COMPARED TO THE YEAR ENDED DECEMBER 31, 2016

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $432,380 to $1,663,058 for the year ended December 31, 2017, compared to $2,095,438 for the prior period December 31, 2016. This decrease in G&A expenses was the result of an decrease in non-cash stock compensation expense of $306,533, decrease in investor relations of $48,713, decrease in professional fees of $22,907, decrease in salaries of $35,200, decrease in insurance expense of $18,050, with an overall decrease of $975 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses decreased by $50,575 to $176,306 for the year ended December 31, 2017, compared to $226,881 for the prior period ended December 31, 2016. This overall decrease in R&D expenses was the result of a decrease in corporate outside services, with an increase in consultant fees.

Other Income/(Expenses)

Other income and (expenses) decreased by $3,461,495 to $(936,292)) for the year ended December 31, 2017, compared to $2,525,203 for the year period ended December 31, 2016. The decrease was the result of an decrease in non-cash gain on change in fair value of the derivative instruments of $3,721,294, interest expense in the amount of $259,819, which includes amortization of debt discount in the amount of $297,700, and interest income of $20. The decrease in other income and (expenses) was primarily due to the non-cash net change in derivatives for our outstanding convertible promissory notes.

Net Income/(Loss)

Our net income (loss) increased by $(2,984,823) to $(2,785,024) for the year ended December 31, 2017, compared to $199,799 for the prior period ended December 31, 2016. The increase in net loss was due to an decrease in non-cash other income (expenses) associated with the net change in derivatives, and an overall decrease in operating expenses due to the non-cash stock compensation expense.  The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had $5,941,190 in working capital deficit as compared to $5,396,611 for the prior year ended December 31, 2016. The increase of $544,579 in working capital deficit was due primarily to an decrease in cash, and prepaid expenses, with an increase in accounts payable, accrued expenses, convertible debt, and derivative liability.

During the year ended December 31, 2017, the Company used $560,483 of cash for operating activities, as compared to $671,864 for the prior year ended December 31, 2016. The decrease in the use of cash for operating activities was a result of a decrease in net loss from operations, which included a decrease in office salaries, research and development, and professional fees comparing December 31, 2017 to December 31, 2016. The Company is focused on development of its Photovoltaic solar cells technology.

Cash used in investing activities was $700 for the year ended December 31, 2017 as compared to cash used in investing activities of $7,117 for the prior year ended December 31, 2016. The increase in cash used in investing activities was due to the cost of patents and the purchase of office equipment in the prior year.

Cash provided from financing activities during the year ended December 31, 2017 was $472,000 as compared to $685,000 for the prior year ended December 31, 2016. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and have no revenues.

Our financial statements as of December 31, 2017 and 2016 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 19, 2018 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that we believe will reduce the cost per watt of electricity generated by Photovoltaic solar modules.  We have previously developed BioBacksheetR, our first commercial product, and we are currently focusing on developing a silicon anode additive material technology for lithium-ion batteries by 2019.

Our plan of operation within the next six months is to utilize our cash balances to finish developing our silicon anode additive material technology for high capacity and low cost Lithium-ion batteries.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2018, based upon its current operating plan and condition. We expect increased expenses during the third quarter of 2018 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our silicon-based anode material.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	58	Chief Executive Officer, Acting Chief Financial Officer and Director
Stanley Levy	78	Vice President and Chief Technology Officer
Steven C. Bartling	56	Director
Dennis LePon	71	Director

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

Stanley Levy - Vice President and Chief Technology Officer of the Company since August 2007. Dr. Levy has over 50 years of engineering and technical experience in the areas of plastics and film development. Dr. Levy spent 27 years at DuPont working on many of their premiere films, including Teflon, Mylar and Kapton. He holds 12 patents, his work has been published in numerous technical publications and he has received several awards for technical excellence. Prior to joining the Company, Dr. Levy was a consultant on module packaging for photovoltaic manufacturing companies including Global Solar, MiaSole, and Solar Integrated Technologies. In addition, he is a member of the National Renewable Energy Laboratory’s Thin Film PV Module Reliability Team. Dr. Levy holds a Ph.D in Mechanical Engineering from the University of Connecticut, a Master of Science in Mechanical Engineering from the University of Connecticut and a Bachelor of Science in Mechanical Engineering from the University of Rhode Island.

Steven C. Bartling – Director since May 11, 2006. Steven C. Bartling has over 30 years of engineering and corporate management experience in the areas of ultra-high performance digital CMOS (Complementary Metal Oxide Semiconductor) circuit design, high performance microprocessor architecture/design, systems on a chip, packaging, and testing. From 2002 to the present, Mr. Bartling has been employed by Texas Instruments, Inc. in advanced research and development activities for various TI internal businesses and is currently serving as MCU Technology Development Manager for TI’s Micro-Controller Division. From 2001 to 2002, he served as Director of Custom Design for Celerence, an Oregon company engaged in the business of Optical Communication Networking. Mr. Bartling received a Master of Science in Electrical Engineering from Georgia Institute of Technology in 1987 and a Bachelor of Science in Electrical Engineering from the University of Texas at Austin in 1985.  We concluded that Mr. Bartling’s wealth of technical and business experience he gained through his successful technical and corporate management career made him qualified to serve on the Board of Directors.  Mr. Bartling does not currently hold any other directorship. The Board of Directors has concluded that Mr. Bartling is qualified to serve as a director of the Company because of his extensive experience in technology and business development.

Dennis LePon – Director since May 11, 2006. Dennis LePon has over 45 years of financial, managerial, and business experience working for a bank, real estate finance companies, as well as a startup high tech company. From 1992 to the present, Mr. LePon has served as Chief Financial officer of Catalyst Resource Group, Inc., a real estate finance and consulting firm offering specialized financing for healthcare, C-Store, gasoline station and other varied commercial properties nationwide.  From 2002 to 2004, he served as Chief Financial Officer for FoodMarket Place.com, a California company engaged in the business of Web Based marketing for food and restaurant industry partnered with Hewlett Packard. Mr. LePon received a Bachelor of Arts from California State University at Northridge in 1969 and a Master of Business Administration from the University of Southern California in 1977.  We concluded that Mr. LePon’s strong financial and business experience he gained throughout his successful financial and corporate management career made him qualified to serve on the Board of Directors.  Mr. LePon does not currently hold any other directorship. The Board of Directors has concluded that Mr. LePon is qualified to serve as a director of the Company because of his extensive experience in corporate and finance management.

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

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held 1 meeting in 2017 including 3 meetings prior to filing our quarterly reports and 1 meeting prior to filing this Annual Report.  All Board members were present at all of the meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2017 all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee - CEO and	2017	$144,000							$144,000
Acting CFO	2016	$144,000	0	0	0	0	0	0	$144,000

Stanley Levy	2017	$0							$0
- CTO	2016	$35,200	0	0	0	0	0	0	$35,200

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

The following table sets forth, as of March 12, 2018, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 12, 2018 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 12, 2018 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Biosolar, Inc., 27936 Lost Canyon Road, Suite 202, Santa Clarita, CA 91387

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Total (1)
Common Stock	David Lee	16,796,290	(2)	28.7%
Common Stock	Stanley Levy	3,665,078	(3)	7.8%
Common Stock	Steven C. Bartling	1,150,063	(3)	1.4%
Common Stock	Dennis LePon	683,334	(3)	2.4%
Common Stock	All Executive Officers and Directors as a Group (4 persons)	22,267,765	(2)(3)	36.8%

*Less than one percent.

(1)	Based upon 46,508,334 shares issued and outstanding as of March 12, 2018.
(2)	Includes options to purchase 12,000,000 shares of common stock.
(3)	Includes options to purchase 650,000 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no material related party transactions which we entered into during the last two fiscal years.

Director Independence

Steven C. Bartling is independent as the term “independent” is defined under the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by Liggett & Webb P.A. during 2017 and 2016 for the audit of our annual financial statements for the fiscal year totaled approximately $23,000 and $23,000, respectively.

Audit-Related Fees

We did not incur assurance and audit-related fees during 2017 and 2016, to Liggett & Webb P.A. nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended December 31, 2017 and 2016, respectively.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on April 24, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.2	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on May 25, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.3	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on June 8, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.4	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on July 18, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011)

3.5	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on July 10, 2013 (Incorporated by reference to the Company’s Quarterly Report of Form 10-Q filed with the SEC on October 25, 2013)

3.4	Bylaws of BioSolar, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.1	Form of Note dated as of April 5, 2016 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)

10.2	Sponsored Research Agreement with North Carolina Agricultural and Technical State University dated August 16, 2016 (Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2016) (Subject to Order granting Confidential Treatment dated December 22, 2016 File No. 000-54819- CF#34438)

10.3	Form of Note dated as of March 20, 2017 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2017)

10.4	Sponsored Research Agreement with North Carolina Agricultural and Technical State University dated September 11, 2017 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2017)

10.5	Exclusive License Agreement with North Carolina Agricultural and Technical State University dated September 25, 2017 (Filed as an exhibit to the Company’s Current Report on Form 8-K/A filed with the SEC on November 17, 2017) (Subject to Order granting Confidential Treatment dated December 22, 2016 File No. 0-54819 - CF#35738)

10.6	Form of Note dated as of February 26, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2018)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2008)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clarita, State of California, on March 19, 2018.

BIOSOLAR, INC.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND
ACTING CHIEF FINANCIAL OFFICER (ACTING PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

 Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/s/ DAVID LEE	CHIEF EXECUTIVE OFFICER	March 19, 2018
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND
FINANCIAL OFFICER) AND
CHAIRMAN OF THE BOARD

/s/ STEVEN C. BARTLING	DIRECTOR
STEVEN C. BARTLING		March 19, 2018

/s/ DENNIS LEPON	DIRECTOR
DENNIS LEPON		March 19, 2018

INDEX TO FINANCIAL STATEMENTS

BIOSOLAR, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BioSolar, Inc.

Santa Clarita, California

We have audited the accompanying balance sheets of BioSolar. Inc. (“the Company”) as of December 31, 2017 and 2016, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSolar, Inc. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.
Liggett & Webb, P.A.

We have served as the Company's auditor since 2013.

March 19, 2018

New York, New York

BIOSOLAR, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS
Cash	$119,446	$208,629
Prepaid expenses	21,644	22,265

TOTAL CURRENT ASSETS	141,090	230,894

PROPERTY AND EQUIPMENT
Machinery and equipment	31,455	31,455
Less accumulated depreciation	(23,733)	(20,411)

NET PROPERTY AND EQUIPMENT	7,722	11,044

OTHER ASSETS
Patents, net of amortization of $6,045 and $0, respectively	69,442	74,787
Deposit	770	770

TOTAL OTHER ASSETS	70,212	75,557

TOTAL ASSETS	$219,024	$317,495

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$31,845	$16,758
Accrued expenses	414,702	236,170
Derivative liability	5,239,073	5,044,897
Convertible promissory notes net of debt discount of $5,340 and $100,320, respectively	396,660	329,680

TOTAL CURRENT LIABILITIES	6,082,280	5,627,505

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $351 and $35,810, respectively	1,791,279	1,334,190

TOTAL LONG TERM LIABILITIES	1,791,279	1,334,190

TOTAL LIABILITIES	7,873,559	6,961,695

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 41,485,051 and 29,519,405 shares issued and outstanding, respectively	4,149	2,952
Additional paid in capital	11,127,693	9,354,201
Accumulated deficit	(18,786,377)	(16,001,353)

TOTAL SHAREHOLDERS' DECIFIT	(7,654,535)	(6,644,200)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$219,024	$317,495

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Years Ended
	December 31, 2017	December 31, 2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,663,058	2,095,438
Research and development	176,306	226,881
Depreciation and amortization	9,368	3,085

TOTAL OPERATING EXPENSES	1,848,732	2,325,404

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(1,848,732)	(2,325,404)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	39	59
Gain (Loss) on conversion of debt and change in derivative liability	(586,481)	3,134,813
Interest expense	(349,850)	(609,669)

TOTAL OTHER (EXPENSES) INCOME	(936,292)	2,525,203

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(2,785,024)	199,799

Provision for income taxes	-	-

NET (LOSS) INCOME	$(2,785,024)	$199,799

BASIC (LOSS) EARNINGS PER SHARE	$(0.08)	$0.01

DILUTED (LOSS) EARNINGS PER SHARE	$(0.08)	$0.01

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	35,784,211	22,971,319

DILUTED	35,784,211	39,096,319

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMB ER 31, 2017 AND 2016

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	-	$-	17,995,953	$1,799	$7,474,644	$(16,201,152)	$(8,724,709)

Issuance of common shares for converted promissory notes and accrued interest	-	-	8,437,636	844	101,590	-	102,434

Issuance of common shares for related party converted promissory notes and accrued interest	-	-	3,085,816	309	206,198	-	206,507

Stock based compensation	-	-	-	-	1,571,769	-	1,571,769

Net Income for the year ended December 31, 2016	-	-	-	-	-	199,799	199,799
Balance at December 31, 2016		-	29,519,405	2,952	9,354,201	(16,001,353)	(6,644,200)

Issuance of common shares for converted promissory notes and accrued interest	-	-	11,965,646	1,197	508,256	-	509,453

Stock based compensation	-	-	-	-	1,265,236	-	1,265,236

Net Loss for the year ended December 31, 2017	-	-	-	-	-	(2,785,024)	(2,785,024)
Balance at December 31, 2017	-	$-	41,485,051	$4,149	$11,127,693	$(18,786,377)	$(7,654,535)

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Years Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(2,785,024)	$199,799
Adjustment to reconcile net (loss) income to net cash
used in operating activities
Depreciation and amortization expense	9,368	3,085
Stock based compensation	1,265,236	1,571,769
(Gain) Loss on net change in derivative liability and conversion of debt	586,481	(3,134,813)
Amortization of debt discount recognized as interest expense	146,279	443,979
(Increase) Decrease in Changes in Assets
Prepaid expenses	621	64,678
Increase (Decrease) in Changes in Liabilities
Accounts payable	15,087	14,703
Accrued expenses	201,469	164,936

NET CASH USED IN OPERATING ACTIVITIES	(560,483)	(671,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,600)
Patent expenditures	(700)	(4,517)

NET CASH USED IN INVESTING ACTIVITIES	(700)	(7,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	472,000	685,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	472,000	685,000

NET (DECREASE) INCREASE IN CASH	(89,183)	6,019

CASH, BEGINNING OF YEAR	208,629	202,610

CASH, END OF YEAR	$119,446	$208,629

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,974	$880
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$509,453	$102,434
Common stock issued for related party convertible notes and accrued interest	$-	$206,507

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2017 AND 2016

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

BioSolar, Inc. (the "Company") was incorporated in the state of Nevada on April 24, 2006.  The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market Photovoltaic solar technology products.

Line of Business

We are engaged in the development of innovative technologies and materials that will reduce the cost per watt of storing electrical energy. We previously developed BioBacksheetR, a high performance green back sheet for Photovoltaic solar modules. We are currently developing technologies and materials for storing electrical energy produced by Photovoltaic solar modules as well as other means.  We are focusing our research and product development efforts on silicon anode additive material for next generation high capacity lithium-ion batteries.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended December 31, 2017, the Company did not generate any revenue, incurred a net loss of $2,785,024 and used cash in operations of $560,483.  As of December 31, 2017, the Company had a working capital deficiency of $5,941,190 and a shareholders’ deficit of $7,654,535. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2017 expressed substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the year ended December 31, 2017, the Company obtained funds from the issuance of convertible note agreements. Management believes this funding will continue from its’ current investors and from new investors. Management believes the existing shareholders, and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $176,306 and $226,881 for the years ended December 31, 2017 and 2016, respectively.

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. During the years ended December 31, 2017 and 2016, the Company reviewed the capitalized patents for impairment in accordance with ASC 350, and determined there was no impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives

	Useful Lives	2017	2016

Patents		$75,487	$74,787
Less accumulated amortization	15 years	(6,045)	-
		$69,442	$74,787

The Company recognized amortization expense of $6,045 and $0 for the years ended December 31, 2017 and 2016.

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computer equipment	5 Years
Machinery and equipment	10 Years

Depreciation expense for the years ended December 31, 2017 and 2016 was $3,323 and $3,085, respectively.

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company uses the Black Scholes pricing model to value its stock option awards which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. On March 24, 2015, the Company granted 2,450,000 stock options with an exercise price of $0.09 per share, and on September 2, 2015 the Company granted an additional 13,500,000 stock options with an exercise price of $0.26 per share. The options will vest 1/25 on monthly basis, starting April 24, 2015 and October 1, 2015, respectively, and terminate seven (7) years from the date of grant or upon termination of employment.

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

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2017 AND 2016

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

For the year ended December 31, 2017, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company excluded 15,975,000 stock options, and the shares issuable from the convertible debt of $2,193,630, because their impact was antidilutive.

For the year ended December 31, 2016, the Company calculated the dilutive impact of the outstanding stock options of 1,650,000, warrants of 150,000, and the convertible debt of $1,800,000, which is convertible into shares of common stock. The stock options and warrants were included in the calculation of net earnings per share, because their impact was dilutive.

	For the years ended
	December 31,
	2017	2016

Income (Loss) to common shareholders (Numerator)	$(2,785,024)	$199,799

Basic weighted average number of common shares outstanding (Denominator)	35,784,211	22,971,319

Diluted weighted average number of common shares outstanding (Denominator)	35,784,211	39,096,319

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2017 and 2016:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability
Total Liabilities measured at fair value as of December 31, 2017	$5,239,073	$-	$-	$5,239,073

Total Liabilities measured at fair value as of December 31, 2016	$5,044,897	$-	$-	$5,044,897

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2016	$7,878,599
Fair value of derivative liabilities issued	301,111
Loss on conversion of debt and change in derivative liability	(3,134,813)
Balance as of December 31, 2016	$5,044,897
Fair value of derivative liabilities issued	15,840
Gain on conversion of debt and change in derivative liability	173,338
Balance as of December 31, 2017	$5,239,073

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

During the year ended December 31, 2017, the Company issued 11,965,646 shares of common stock upon conversion of convertible promissory notes in the amount of $78,370, plus accrued interest of $22,939, with an aggregate fair value loss of $408,144 at prices ranging from $0.0350 and $0.0549 per share upon conversion

During the year ended December 31, 2016, the Company issued 8,437,636 shares of common stock at prices of $0.00847 and $0.01333 per share upon conversion of $84,500 in convertible promissory notes, including $17,934 in accrued interest and issued 3,085,816 shares of common stock at a price of $0.056 to $0.115 per share upon conversion of related party convertible promissory notes with a fair value of $185,000, plus accrued interest of $21,507.

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2017 AND 2016

4.	STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the years ended December 31, 2017 and 2016, respectively.

	2017		2016
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the years	15,975,000	$0.23	15,978,333	$0.23
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired	-	$-	(3,333)	$4.05
Outstanding as of the end of the years	15,975,000	$0.23	15,975,000	$0.23
Exercisable as of the end of the years	15,975,000	$0.23	10,183,000	$0.21

The weighted average remaining contractual life of options outstanding as of December 31, 2017 and 2016 was as follows:

12/31/2017				12/31/2016
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.40	25,000	25,000	0.16	$0.40	25,000	25,000	1.17
$0.09	2,450,000	2,450,000	4.23	$0.09	2,450,000	2,058,000	5.23
$0.26	13,500,000	13,500,000	4.67	$0.26	13,500,000	8,100,000	5.70
	15,975,000	15,975,000			15,975,000	10,183,000

Stock Options

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2017 and 2016, related to the granting of these options was $1,265,236 and $1,571,769, respectively.

As of December 31, 2017, there was no intrinsic value with regards to the outstanding options.

Warrants

During the year ended December 31, 2017, 150,000 purchase warrants expired in October 2017. The Company granted no warrants during the year ended December 31, 2017. The were no warrants outstanding as of December 31, 2017.

	2017		2016
	Number of Warrants	Weighted average exercise price	Number of Warrants	Weighted average exercise price
Outstanding as of the beginning of the years	$150,000	$0.55	$245,000	$0.97
Granted	-	-		-
Exercised	-	-		-
Expired	(150,000)	$0.55	$(95,000)	$1.80
Outstanding as of the end of the years	$-	$-	$150,000	$0.55
Exercisable at the end of years	$-	$-	$150,000	$0.55

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2017, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$2,187,939
Less current portion	396,660
Total long-term liabilities	$1,791,279

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2017 AND 2016

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

Maturities of long-term debt for the next three years are as follows:

Year Ending December 31,	Amount
2019	$306,630
2020	730,000
2021	754,649
$1,791,279

At December 31, 2017, the $2,193,630 in convertible promissory notes had a remaining debt discount of $5,691, leaving a net balance of $2,187,939.

On May 2, 2014, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “May Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000, for a total aggregate sum of $500,000. As of December 31, 2015, the remaining principal balance was $467,500. During the year ended December 31, 2017, the Company issued 11,965,646 shares of common stock for principal in the amount of $78,370, plus accrued interest of $22,939, leaving a principal balance of $306,630. Each tranche matures eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months, with maturity dates ranging from June 12, 2019 to December 21, 2019. The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. The fair value of the May Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche.

On January 30, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “January Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000. The principal balance at December 31, 2017 was $500,000. Each tranche matured eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from January 29, 2020 to August 25, 2020. The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.15 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the January Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the January Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $25,898 during the year ended December 31, 2017.

On October 1, 2015, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “October Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $90,000. On various dates, the Company received additional tranches in the aggregate sum of $395,000. The principal balance at December 31, 2017 was $485,000. Each tranche matures twelve (12) months from the effective date of each tranche, which was extended on October 13, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from October 1, 2020 to March 9, 2021. The October Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the October Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the October Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $9,912 during the year ended December 31, 2017.

On April 5, 2016, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “April Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $48,000. On various dates, the Company received additional tranches in the aggregate sum of $452,000. The principal balance at December 31, 2017 was $500,000. Each tranche matures twelve (12) months from the effective date of each tranche through November 15, 2017. The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the April Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the April Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $104,524 during the year ended December 31, 2017.

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2017 AND 2016

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On March 20, 2017, the Company entered into a securities purchase agreement, providing for the sale by the Company of a 10% unsecured convertible note (the “March Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received a tranche in the amount of $25,000. On various dates during the year ended December 31, 2017, the Company received additional tranches in the aggregate sum of $377,000. The principal balance as of December 31, 2017 was $402,000. Each tranche matures twelve (12) months from the effective date of each tranche, with an extension of sixty (60) months from each tranche. The March Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the March Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The fair value of the March Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $5,945 during the year ended December 31, 2017.

6.	DERIVATIVE LIABILITIES

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

During the year ended December 31, 2017, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $15,840, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the year ended December 31, 2017, the Company converted $78,370 in principal of convertible notes, plus accrued interest of $22,939. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a loss on net change in derivative and conversion of debt in the amount of $586,481 in the statement of operations for the year ended December 31, 2017. At December 31, 2017, the fair value of the derivative liability was $5,239,073.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

12/31/2017
Risk free interest rate	1.39% - 2.20%
Stock volatility factor	74.0% - 136%
Weighted average expected option life	1 years - 5 years
Expected dividend yield	None

7. DEFERRED TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amount when the realization is uncertain. Included in the balance at December 31, 2017 and 2016, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2017 and 2016, the Company did not recognize interest or penalties.

At December 31, 2017, the Company had net operating loss carry-forwards of approximately $7,925,000, which expires 20 years after the NOL year. No tax benefit has been reported in the December 31, 2017 and 2016 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2017 AND 2016

7.	DEFERRED TAXES (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016

Book income (loss)	$(1,114,010)	$79,830

Depreciation	680	(1,590)
Meals and entertainment	240	160
Non-deductible non-cash charges	879,830	(380,530)

Valuation Allowance	233,260	302,130

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
NOL carryover	$(3,170,060)	$(2,947,120)
R & D credit	91,630	87,480
Depreciation	10,740	10,740

Deferred tax liabilites:
Depreciation	-	-

Less Valuation Allowance	3,067,690	2,848,900

Net deferred tax asset	$-	$-

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

BIOSOLAR, INC.

NOTES TO FINANICAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2017 AND 2016

8.	COMMIMENT AND CONTINGENCIES

On October 2, 2017, the Company amended its lease for office space by extending the lease to October 31, 2018.

During the year ended December 31, 2017, we have a new material commitment for capital expenditures in the form of a sponsored research agreement with North Carolina Agricultural and Technical State University during the next twelve months. On August 24, 2017, the Company extended its contract for a period of September 12, 2017 through September 11, 2018, and the total cost shall not exceed the sum of $159,610. The commitment is financed by the issuance of equity or debt securities of the Company.

9.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

In January and February 2018, the Company received two tranches for an aggregate amount of $98,000 pursuant to the securities purchase agreement entered into on March 20, 2017. The securities purchase agreement provided for the issuance of the March Note in the aggregate principal amount of up to $500,000. The March Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock.

During the month of January and February 2018, the Company issued 5,023,283 shares of common stock upon conversion of a convertible promissory note for principal in the amount of $28,190, plus accrued interest of $9,734.

On February 26, 2018, the Company received $15,000 in consideration upon the execution of a securities purchase agreement for the issuance of a 10% unsecured convertible note (“February Note”) in the aggregate principal amount of up to $500,000. The February Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.03 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock.

