Form 10-K/A
period 2017-12-31
BioSolar Inc
filed 2018-03-20
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

BioSolar, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 19, 2018 (the “Form 10-K”), solely to replace the Report of Independent Registered Public Accounting Firm (the “Report”), filed with the financial statements to the Form 10-K. An incorrect version of the Report was inadvertently included in the Form 10-K due to administrative error. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A certain new certifications by our principal executive officer and acting principal financial officer. Accordingly, Part II, Item 8 of the Form 10-K is being amended to include the updated Report and Part IV, Item 15 of the Form 10-K is being amended to reflect the filing of the new certifications.

Other than with respect to the foregoing, this Form 10-K/A does not modify or update in any way the disclosures made in the Form 10-K, including the disclosures contained in Part I, Part II (Items 5 through 7 and Items 9 through 9B) and Part III of the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

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

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clarita, State of California, on March 20, 2018.

BIOSOLAR, INC.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND
ACTING CHIEF FINANCIAL OFFICER (ACTING PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

 Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/s/ DAVID LEE	CHIEF EXECUTIVE OFFICER	March 20, 2018
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND
FINANCIAL OFFICER) AND
CHAIRMAN OF THE BOARD

/s/ STEVEN C. BARTLING	DIRECTOR
STEVEN C. BARTLING		March 20, 2018

/s/ DENNIS LEPON	DIRECTOR
DENNIS LEPON		March 20, 2018

2

INDEX TO FINANCIAL STATEMENTS

BIOSOLAR, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

BioSolar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioSolar, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ LIGGETT & WEBB, P.A.

We have served as the Company's auditor since 2013.

New York, NY

March 19, 2018

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

