Form 10-Q
period 2018-03-31
BioSolar Inc
filed 2018-05-10
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The number of shares of registrant’s common stock issued and outstanding as of May 4, 2018 was 51,937,541.

BIOSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$102,872	$119,446
Prepaid expenses	54,429	21,644

TOTAL CURRENT ASSETS	157,301	141,090

PROPERTY AND EQUIPMENT
Machinery and equipment	31,455	31,455
Less accumulated depreciation	(24,511)	(23,733)

NET PROPERTY AND EQUIPMENT	6,944	7,722

OTHER ASSETS
Patents, net of amortization of $6,800 and $6,045, respectively	68,686	69,442
Deposit	770	770

TOTAL OTHER ASSETS	69,456	70,212

TOTAL ASSETS	$233,701	$219,024

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$35,923	$31,845
Accrued expenses	449,879	414,702
Derivative liability	5,453,635	5,239,073
Convertible promissory notes net of debt discount of $16,501 and $5,340, respectively	296,699	396,660

TOTAL CURRENT LIABILITIES	6,236,136	6,082,280

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $2,926 and $351, respectively	1,982,074	1,791,279

TOTAL LONG TERM LIABILITIES	1,982,074	1,791,279

TOTAL LIABILITIES	8,218,210	7,873,559

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 50,189,322 and 41,485,051 shares issued and outstanding, respectively	5,019	4,149
Additional paid in capital	11,369,167	11,127,693
Accumulated deficit	(19,358,695)	(18,786,377)

TOTAL SHAREHOLDERS’ DECIFIT	(7,984,509)	(7,654,535)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$233,701	$219,024

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	95,931	511,698
Research and development	53,400	4,551
Depreciation and amortization	1,534	830

TOTAL OPERATING EXPENSES	150,865	517,079

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(150,865)	(517,079)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	7	12
Gain (Loss) on conversion of debt and change in derivative liability	(360,283)	284,807
Interest expense	(61,177)	(138,623)

TOTAL OTHER (EXPENSES) INCOME	(421,453)	146,196

NET LOSS	$(572,318)	$(370,883)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	44,897,155	31,042,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	-	$-	41,485,051	$4,149	$11,127,693	$(18,786,377)	$(7,654,535)

Issuance of common shares for converted promissory notes and accrued interest	-	-	8,704,271	870	241,474	-	242,344

Net Loss for the three months ended March 31, 2018	-	-	-	-	-	(572,318)	(572,318)
Balance at March 31, 2018 (Unaudited)	-	$-	50,189,322	$5,019	$11,369,167	$(19,358,695)	$(7,984,509)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(572,318)	$(370,883)
Adjustment to reconcile net loss income to net cash used in operating activities
Depreciation and amortization expense	1,534	830
Stock based compensation	-	392,942
(Gain) Loss on net change in derivative liability and conversion of debt	360,283	(284,807)
Amortization of debt discount recognized as interest expense	55,618	91,980
(Increase) Decrease in Changes in Assets
Prepaid expenses	(32,785)	(25,241)
Increase (Decrease) in Changes in Liabilities
Accounts payable	4,078	8,120
Accrued expenses	4,016	46,320

NET CASH USED IN OPERATING ACTIVITIES	(179,574)	(140,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent expenditures	-	(482)

NET CASH USED IN INVESTING ACTIVITIES	-	(482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	163,000	95,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	163,000	95,000

NET DECREASE IN CASH	(16,574)	(46,221)

CASH, BEGINNING OF PERIOD	119,446	208,629

CASH, END OF PERIOD	$102,872	$162,408

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,974	$197
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$242,344	$19,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of March 31, 2018, 15,950,000 stock options are outstanding.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

For the three months ended March 31, 2018, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options, and the shares issuable from convertible debt of $2,298,200, because their impact was anti-dilutive.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2018, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2018:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$5,453,635	$-	$-	$5,453,635
Total Liabilities measured at fair value	$5,453,635	$-	$-	$5,453,635

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2017	$5,239,073
Fair value of derivative liabilities issued	17,753
Loss on conversion of debt and change in derivative liability	196,809
Balance as of March 31, 2018	$5,453,635

Recently Issued Accounting Pronouncements

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

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

3.	CAPITAL STOCK

During the three months ended March 31, 2018, the Company issued 8,704,271 shares of common stock upon conversion of convertible promissory notes in the amount of $58,430, plus accrued interest of $20,441, with an aggregate fair value loss of $163,474 at prices ranging from $0.025 - $0.031.

4.	STOCK OPTIONS

Stock Options

The Company did not grant any stock options during the three months ended March 31, 2018 and 2017, respectively.

	3/31/2018		3/31/2017
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,975,000	$0.23	15,975,000	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(25,000)	$0.40	-	-
Outstanding as of the end of the periods	15,950,000	$0.23	15,975,000	$0.23
Exercisable as of the end of the periods	15,950,000	$0.23	12,097,000	$0.23

The weighted average remaining contractual life of options outstanding as of March 31, 2018 and 2017 was as follows:

3/31/2018				3/31/2017
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
				$0.40	25,000	25,000	0.92
$0.09	2,450,000	2,450,000	3.98	$0.09	2,450,000	2,352,000	4.98
$0.26	13,500,000	13,500,000	4.43	$0.26	13,500,000	9,720,000	5.43
	15,950,000	15,950,000			15,975,000	12,097,000

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2018 and 2017, related to the granting of these options was $0 and $392,942, respectively.

As of March 31, 2018, and 2017, respectively, there was no intrinsic value with regards to the outstanding options.

5.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2018, the outstanding convertible promissory notes net of debt discount are summarized as follows:

Convertible Promissory Notes, net of debt discount	$2,278,773
Less current portion	296,699
Total long-term liabilities	$1,982,074

Maturities of long-term debt for the next five years are as follows:

Year Ending March 31,	Amount
2020	$730,000
2021	755,000
2022	399,074
2023	98,000
$1,982,074

At March 31, 2018, the $2,298,200 in convertible promissory notes had a remaining debt discount of $19,427, leaving a net balance of $2,278,773.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On May 2, 2014, the Company issued a 10% unsecured convertible note (the “May Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory note, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000, for a total aggregate sum of $500,000. As of December 31, 2017, the remaining principal balance was $306,630. During the three months ended March 31, 2018, the Company issued 8,704,272 shares of common stock for principal in the amount of $58,430, plus accrued interest of $20,441, leaving a principal balance of $248,200. Each tranche matures eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months, with maturity dates ranging from June 12, 2019 to December 21, 2019. The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the May Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company.  In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the May Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche.

On January 30, 2015, the Company issued a 10% unsecured convertible note (the “January Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory note, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000. The principal balance at March 31, 2018 was $500,000. Each tranche matured eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from January 29, 2020 to August 25, 2020. The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.15 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the January Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the January Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company.  In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the January Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche.

On October 1, 2015, the Company issued a 10% unsecured convertible note (the “October Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory note, the Company received a tranche in the amount of $90,000. On various dates, the Company received additional tranches in the aggregate sum of $395,000. The principal balance at March 31, 2018 was $485,000. Each tranche matures twelve (12) months from the effective date of each tranche, which was extended on October 13, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from October 1, 2020 to March 9, 2021.The October Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the October Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the October Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company.  In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the October Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche. The fair value of the October Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On April 5, 2016, the Company issued a 10% unsecured convertible note (the “April Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory notes, the Company received a tranche in the amount of $48,000. On various dates, the Company received additional tranches in the aggregate sum of $452,000. The principal balance at March 31, 2018 was $500,000. Each tranche matures twelve (12) months from its’ effective date of each tranche, which was extended on April 5, 2017 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from April 8, 2021 to February 20, 2022. The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the April Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the April Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the April Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $351 during the three months ended March 31, 2018.

On March 20, 2017, the Company issued a 10% unsecured convertible note (the “March Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory note, the Company received a tranche in the amount of $25,000. On various dates during the Company received additional tranches in the aggregate sum of $475,000. The principal balance as of March 31, 2018 was $500,000. Each tranche matures twelve (12) months from the effective date of each tranche, with an extension of sixty (60) months from each tranche. The March Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the March Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the March Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the March Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $2,847 during the three months ended March 31, 2018.

On February 26, 2018, the Company issued a 10% unsecured convertible note (the “February Note,” and together with the May Note, January Note, October Note, April Note and March Note, the “Notes”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory note, the Company received a tranche in the amount of $15,000. On various dates during the period ended March 31, 2018, the Company received an additional tranche in the sum of $50,000. The principal balance as of March 31, 2018 was $65,000. Each tranche matures twelve (12) months from the effective date of each tranche, with an extension of sixty (60) months from each tranche. The February Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.03 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the February Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the February Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the February Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $818 during the three months ended March 31, 2018.

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the Notes was not afforded the exemption for conventional convertible instruments due to their variable conversion rate. The Notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the Notes under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the Notes in their entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically per the stock price fluctuations.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

6.	DERIVATIVE LIABILITIES

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the Notes was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The Notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the Notes under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the Notes in their entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically per the stock price fluctuations.

The Notes issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the three months ended March 31, 2018, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the Notes at issuance was $17,753, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the three months ended March 31, 2018, the Company converted $58,430 in principal of the Notes, plus accrued interest of $20,441. As a result of the conversion of these Notes and the change in fair value of the remaining notes, the Company recorded a loss on net change in derivative and conversion of debt in the amount of $360,283 in the statement of operations for the three months ended March 31, 2018. At March 31, 2018, the fair value of the derivative liability was $5,453,635.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

3/31/2018
Risk free interest rate	2.09% - 2.56%
Stock volatility factor	83.0% - 134.0%
Weighted average expected option life	1 years - 5 years
Expected dividend yield	None

7.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On April 20, 2018, the Company received an additional tranche in the amount of $55,000 on the February Note.

On April 23, 2018, the Company issued 1,748,219 shares of common stock upon conversion of the May Note for principal in the amount of $7,500, plus accrued interest of $2,698.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 19, 2018, as amended March 20, 2018, and in other reports filed by us with the SEC.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2018, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations – Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $415,767 to $95,931 for the three months ended March 31, 2018, compared to $511,698 for the prior period ended March 31, 2017. This decrease in G&A expenses was the result of a decrease in professional fees of $6,644, a decrease in non-cash stock compensation expense of $392,942, with an decrease in investor relations of $14,192, and an overall decrease of $1,989 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $48,849 to $53,400 for the three months ended March 31, 2018, compared to $4,551 for the prior period ended March 31, 2017. This overall increase in R&D expenses was the result of an increase in contracting of outside services.

Other Income/(Expenses)

Other income and (expenses) decreased by $567,649 to $(421,453) for the three months ended March 31, 2018, compared to $146,196 for the prior period ended March 31, 2017. The decrease in other income and (expenses) was the result of a decrease in non-cash loss on change in fair value of the derivative instruments of $481,616, a decrease in interest expense of $77,447, which includes non-cash expense of amortization of debt discount in the amount of $87,963, and a decrease in interest income of $6, with an increase in fair value loss on settlement of debt of $163,474. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net loss for the three months ended March 31, 2018 was $(572,318), compared to net loss of $(370,883) for the prior period ended March 31, 2017. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments, and an overall decrease in operating expenses. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended March 31, 2018, we did not generate any revenues, incurred a net loss of $572,318, and used cash of $179,574 in operations. As of March 31, 2018, we had a working capital deficiency of $5,830,635 and a shareholders’ deficit of $7,984,509. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the three months ended March 31, 2018, we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

As of March 31, 2018, we had a working capital deficit of $5,830,635 compared to capital deficit of $5,941,190 for the year ended December 31, 2017. This decrease in capital deficit of $110,555 was due primarily to a decrease in cash, with an increase in prepaid expenses, accounts payable, accrued expenses, derivative liability associated with the notes, and an increase in the issuance of convertible promissory notes.

During the three months ended March 31, 2018, we used $179,574 of cash for operating activities, as compared to $140,739 for the prior period ended March 31, 2017. The decrease in the use of cash for operating activities for the current period was a result of a decrease in salaries, professional fees, and insurance expense, compared to the prior three months ended March 31, 2017.

Cash used in investing activities for the three months ended March 31, 2018 and 2017, were $0 and $482, respectively. The overall net change in investing activities was primarily due to a decrease in patent expenditure cost in the current period.

Cash provided from financing activities was $163,000 for the three months ended March 31, 2018, as compared to $95,000 for the prior period ended March 31, 2017. The increase in financing was due to an increase in convertible promissory notes. The convertible notes are convertible into shares of common stock, which have limitations on conversion. The lender is limited to no more than a 4.99% beneficial ownership of the outstanding shares of common stock. Beneficial ownership is determined in accordance with Section 13D-G. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2017, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of March 31, 2018 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that increase the capacity and reduce the cost of storing electrical energy. We are currently focusing on developing a high capacity silicon alloy anode material technology to increase the storage capacity and reduce cost of the current and future generation of lithium-ion batteries by 2019.

Our plan of operation within the next six months is to utilize our cash balances to develop our silicon-based anode technology for high capacity, high density, and low cost Lithium-ion batteries.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next three months. Management estimates that it will require additional cash resources during 2018, based upon its current operating plan and condition. We expect increased expenses during the third quarter of 2018 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our electrode material.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

Off-Balance Sheet Arrangements

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 19, 2018, as amended March 20, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, the Company issued 8,704,271 shares of common stock at prices of $0.025 to $0.0310 per share upon conversion of $58,430 in convertible promissory notes, including $20,441 in accrued interest.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 10, 2018.

BIOSOLAR, INC.

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

