Form 10-Q
period 2018-06-30
BioSolar Inc
filed 2018-08-01
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The number of shares of registrant’s common stock issued and outstanding as of July 30, 2018 was 56,930,392.

BIOSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$112,941	$119,446
Prepaid expenses	33,074	21,644

TOTAL CURRENT ASSETS	146,015	141,090

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	31,455
Less accumulated depreciation	(25,371)	(23,733)

NET PROPERTY AND EQUIPMENT	11,854	7,722

OTHER ASSETS
Patents, net of amortization of $7,751 and $6,045, respectively	67,736	69,442
Deposit	770	770

TOTAL OTHER ASSETS	68,506	70,212

TOTAL ASSETS	$226,375	$219,024

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$13,333	$31,845
Accrued expenses	499,158	414,702
Derivative liability	34,784,811	5,239,073
Convertible promissory notes net of debt discount of $72,301 and $5,340, respectively	157,699	396,660

TOTAL CURRENT LIABILITIES	35,455,001	6,082,280

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $1,217 and $351, respectively	2,205,003	1,791,279

TOTAL LONG TERM LIABILITIES	2,205,003	1,791,279

TOTAL LIABILITIES	37,660,004	7,873,559

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized common shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 56,930,392 and 41,485,051 shares issued and outstanding, respectively	5,693	4,149
Additional paid in capital	11,476,662	11,127,693
Accumulated deficit	(48,915,984)	(18,786,377)

TOTAL SHAREHOLDERS' DECIFIT	(37,433,629)	(7,654,535)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$226,375	$219,024

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	107,677	476,472	203,608	973,170
Research and development	40,041	42,008	93,441	61,559
Depreciation and amortization	1,809	831	3,343	1,661

TOTAL OPERATING EXPENSES	149,527	519,311	300,392	1,036,390

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(149,527)	(519,311)	(300,392)	(1,036,390)

TOTAL OTHER INCOME/(EXPENSES)
Interest income	7	10	13	22
Loss on settlement of debt	(71,258)	(244,967)	(234,733)	(244,967)
Loss on change in derivative liability	(29,268,085)	(819,897)	(29,464,894)	(535,090)
Interest expense	(68,424)	(85,070)	(129,601)	(223,693)

TOTAL OTHER (EXPENSES) INCOME	(29,407,760)	(1,149,924)	(29,829,215)	(1,003,728)

NET LOSS	$(29,557,287)	$(1,669,235)	$(30,129,607)	$(2,040,118)

BASIC AND DILUTED LOSS PER SHARE	$(0.56)	$(0.05)	$(0.62)	$(0.06)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	52,917,851	34,437,017	48,885,588	32,749,156

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2018

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	-	$-	41,485,051	$4,149	$11,127,693	$(18,786,377)	$(7,654,535)

Issuance of common shares for converted promissory notes and accrued interest	-	-	15,445,341	1,544	348,969	-	350,513

Net Loss	-	-	-	-	-	(30,129,607)	(30,129,607)
Balance at June 30, 2018 (Unaudited)	-	$-	56,930,392	$5,693	$11,476,662	$(48,915,984)	$(37,433,629)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(30,129,607)	$(2,040,118)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	3,343	1,661
Stock based compensation	-	771,027
Loss on net change in derivative liability	29,464,894	535,090
Loss on settlement of debt	234,733	244,967
Amortization of debt discount recognized as interest expense	13,016	128,586
(Increase) Decrease in Changes in Assets
Prepaid expenses	(11,430)	(12,339)
Increase (Decrease) in Changes in Liabilities
Accounts payable	(18,512)	(3,143)
Accrued expenses	114,828	94,193

NET CASH USED IN OPERATING ACTIVITIES	(328,735)	(280,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(5,770)	-
Patent expenditures	-	(482)

NET CASH USED IN INVESTING ACTIVITIES	(5,770)	(482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	328,000	253,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	328,000	253,000

NET DECREASE IN CASH	(6,505)	(27,558)

CASH, BEGINNING OF PERIOD	119,446	208,629

CASH, END OF PERIOD	$112,941	$181,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,759	$790
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$350,513	$299,400

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2017.

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placements offerings of equity and debt. Management believes that it will be able to continue to raise funds through the sale of its securities to its existing shareholders and prospective new investors to meet the Company’s obligations as they become due, and to allow the development of its core of business. There is no assurance that the Company will be able to continue raising the required capital for its operations.

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of June 30, 2018, 15,950,000 stock options are outstanding.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

For the six months ended June 30, 2018, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options and the shares issuable from convertible debt of $2,436,220, because their impact was anti-dilutive.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2018, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2018:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$34,784,811	$-	$-	$34,784,811
Total Liabilities measured at fair value	$34,784,811	$-	$-	$34,784,811

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2017	$5,239,073
Fair value of derivative liabilities issued	80,844
Loss on change in derivative liability	29,464,894
Balance as of June 30, 2018	$34,784,811

Reclassification of expenses

During the three and six month period ended June 30, 2017, certain reclassifications have been made to prior period expenses to conform to the current period presentation. There is no material impact on any of the Company’s previously issued financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2018, FASB issued accounting standards update ASU 2018-07, (Topic 505) – “Shared-Based Payment Arrangements with Nonemployees”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued. The Company is currently evaluating the impact of the adoption of ASU 2018-07 on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the six months ended June 30, 2018, the Company issued 15,445,341 shares of common stock upon conversion of convertible promissory notes in the amount of $85,410, plus accrued interest of $30,370, with an aggregate fair value loss of $234,733 at prices ranging from $0.0160 - $0.058.

4.	STOCK OPTIONS

Stock Options

The Company did not grant any stock options during the six months ended June 30, 2018 and 2017, respectively.

	6/30/2018		6/30/2017
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,975,000	$0.23	15,975,000	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(25,000)	$0.40	-	-
Outstanding as of the end of the periods	15,950,000	$0.23	15,975,000	$0.23
Exercisable as of the end of the periods	15,950,000	$0.23	13,815,000	$0.23

The weighted average remaining contractual life of options outstanding as of June 30, 2018 and 2017 was as follows:

6/30/2018				6/30/2017
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
				$0.40	25,000	25,000	0.67
$0.09	2,450,000	2,450,000	3.73	$0.09	2,450,000	2,450,000	4.73
$0.26	13,500,000	13,500,000	4.18	$0.26	13,500,000	11,340,000	5.18
	15,950,000	15,950,000			15,975,000	13,815,000

The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2018 and 2017, related to the granting of these options was $0 and $771,027, respectively.

As of June 30, 2018, and 2017, respectively, there was no intrinsic value with regards to the outstanding options.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

5.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2018, the outstanding convertible promissory notes net of debt discount are summarized as follows:

Convertible Promissory Notes, net of debt discount	$2,362,702
Less current portion	157,699
Total long-term liabilities	$2,205,003

Maturities of long-term debt for the next five years are as follows:

Year Ending June 30,	Amount
2020	$631,220
2021	493,000
2022	693,783
2023	289,000
2024	98,000
$2,205,003

At June 30, 2018, the $2,436,220 in convertible promissory notes had a remaining debt discount of $73,518, leaving a net balance of $2,362,702.

On May 2, 2014, the Company issued a 10% unsecured convertible note (the “May Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory note, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000, for a total aggregate sum of $500,000. As of June 30, 2018, the remaining principal balance was $221,220. During the six months ended June 30, 2018, the Company issued 15,445,341 shares of common stock for principal in the amount of $85,410, plus accrued interest of $30,370, leaving a principal balance of $221,220. Each tranche matures eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months, with maturity dates ranging from June 12, 2019 to December 21, 2019. The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the timeframe of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the May Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche.

On January 30, 2015, the Company issued a 10% unsecured convertible note (the “January Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory note, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000. The principal balance at June 30, 2018 was $500,000. Each tranche matured eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from January 29, 2020 to August 25, 2020. The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.15 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the January Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the timeframe of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the January Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On October 1, 2015, the Company issued a 10% unsecured convertible note (the “October Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory note, the Company received a tranche in the amount of $90,000. On various dates, the Company received additional tranches in the aggregate sum of $395,000. The principal balance at June 30, 2018 was $485,000. Each tranche matures twelve (12) months from the effective date of each tranche, which was extended on October 13, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from October 1, 2020 to March 9, 2021.The October Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the October Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the timeframe of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the January Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche. The fair value of the October Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months.

On April 5, 2016, the Company issued a 10% unsecured convertible note (the “April Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory notes, the Company received a tranche in the amount of $48,000. On various dates, the Company received additional tranches in the aggregate sum of $452,000. The principal balance at June 30, 2018 was $500,000. Each tranche matures twelve (12) months from its’ effective date of each tranche, which was extended on April 5, 2017 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from April 8, 2021 to February 20, 2022. The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the April Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the timeframe of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the April Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $351 during the six months ended June 30, 2018.

On March 20, 2017, the Company issued a 10% unsecured convertible note (the “March Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory note, the Company received a tranche in the amount of $25,000. On various dates during the Company received additional tranches in the aggregate sum of $475,000. The principal balance as of June 30, 2018 was $500,000. Each tranche matures twelve (12) months from the effective date of each tranche, with an extension of sixty (60) months from each tranche. The March Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the March Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the timeframe of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the March Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $4,556 during the six months ended June 30, 2018.

On February 26, 2018, the Company issued a 10% unsecured convertible note (the “February Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory note, the Company received a tranche in the amount of $15,000. On various dates during the period ended June 30, 2018, Company received additional tranches in the aggregate sum of $215,000. The principal balance as of June 30, 2018 was $230,000. Each tranche matures twelve (12) months from the effective date of each tranche, with an extension of sixty (60) months from each tranche. The February Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.03 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the February Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the timeframe of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the February Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $8,110 during the six months ended June 30, 2018.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

During the six months ended June 30, 2018, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $80,844, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the six months ended June 30, 2018, the Company converted $85,410 in principal of convertible notes, plus accrued interest of $30,370. As a result of the conversion of these notes the Company recorded a fair value loss on the settlement of debt in the amount of $234,733 in the statement of operations for the six months ended June 30, 2018. At June 30, 2018, the fair value of the derivative liability was $34,784,811.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

6/30/2018
Risk free interest rate	2.09% - 2.73%
Stock volatility factor	83.0% - 196.0%
Weighted average expected option life	1 years - 5 years
Expected dividend yield	None

7.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On July 23, 2018, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “July Note”) in the principal amount of $63,000. The July Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average lowest two (2) trading prices for common stock during the fifteen (15) trading day period prior to the conversion date.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the six months ended June 30, 2018, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations – Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $368,795 to $107,677 for the three months ended June 30, 2018, compared to $476,472 for the prior period ended June 30, 2017. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation expense of $378,085, with a decrease in investor relations of $15,862, and an overall increase of $25,152 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses decreased by $1,967 to $40,041 for the three months ended June 30, 2018, compared to $42,008 for the prior period ended June 30, 2017. This overall decrease in R&D expenses was the result of a decrease in contracting of outside services.

Other Income/(Expenses)

Other income and (expenses) increased by $(28,257,836) to $(29,407,760) for the three months ended June 30, 2018, compared to $(1,149,924) for the prior period ended June 30, 2017. The increase in other income and (expenses) was the result of an increase in non-cash loss on change in fair value of the derivative instruments of $28,448,188, a decrease in interest expense of $16,646, which includes non-cash expense of amortization of debt discount in the amount of $27,622, and a decrease in interest income of $3, with a decrease in fair value loss on settlement of debt of $173,709. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net loss for the three months ended June 30, 2018 was $(29,557,287), compared to net loss of $(1,669,235) for the prior period ended June 30, 2017. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments, and an overall decrease in operating expenses. The Company has not generated any revenues.

Results of Operations – Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $769,562 to $203,608 for the six months ended June 30, 2018, compared to $973,170 for the prior period ended June 30, 2017. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation expense of $771,027, with a decrease in professional fees of $5,878, and an overall increase of $7,343 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $31,882 to $93,441 for the six months ended June 30, 2018, compared to $61,559 for the prior period ended June 30, 2017. This overall decrease in R&D expenses was the result of a decrease in contracting of outside services.

Other Income/(Expenses)

Other income and (expenses) increased by $(28,825,487) to $(29,829,215) for the six months ended June 30, 2018, compared to $(1,003,728) for the prior period ended June 30, 2017. The increase in other income and (expenses) was the result of an increase in non-cash loss on change in fair value of the derivative instruments of $28,929,804, a decrease in interest expense of $94,092, which includes non-cash expense of amortization of debt discount in the amount of $115,585, and a decrease in interest income of $9, with an increase in fair value loss on settlement of debt of $10,234. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net loss for the six months ended June 30, 2018 was $(30,129,607), compared to a net loss of $(2,040,118) for the prior period ended June 30, 2017. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments, and an overall decrease in operating expenses. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended June 30, 2018, we did not generate any revenues, incurred a net loss of $30,129,607, and used cash of $328,736 in operations. As of June 30, 2018, we had a working capital deficiency of $35,308,986 and a shareholders’ deficit of $37,433,629. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the six months ended June 30, 2018, we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

As of June 30, 2018, we had a working capital deficit of $35,308,986 compared to a working capital deficit of $5,941,190 for the year ended December 31, 2017. This increase in capital deficit of $29,367,796 was due primarily to a decrease in cash, and accounts payable, with an increase in prepaid expenses, accrued expenses, derivative liability associated with our outstanding promissory notes, and an increase in the issuance of convertible promissory notes.

During the six months ended June 30, 2018, we used $328,735 of cash for operating activities, as compared to $280,076 for the prior period ended June 30, 2017. The increase in the use of cash for operating activities for the current period was a result of an increase in research and development cost, and insurance expense, compared to the prior six months ended June 30, 2017.

Cash used in investing activities for the six months ended June 30, 2018 and 2017, were $5,770 and $482, respectively. The overall net change in investing activities was primarily due to an increase in the purchase of equipment in the current period.

Cash provided from financing activities was $328,000 for the six months ended June 30, 2018, as compared to $253,000 for the prior period ended June 30, 2017. The increase in financing was due to an increase in convertible promissory notes. The convertible notes are convertible into shares of common stock, which have limitations on conversion. The lender is limited to no more than a 4.99% beneficial ownership of the outstanding shares of common stock. Beneficial ownership is determined in accordance with Section 13D-G. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placement of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2017, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of June 30, 2018 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2018, the Company issued 6,741,070 shares of common stock at prices of $0.016 to $0.058 per share upon conversion of $26,980 in convertible promissory notes, including $9,930 in accrued interest.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on July 31, 2018.

BIOSOLAR, INC.

Date: August 1, 2018	By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

