Form 10-Q
period 2018-09-30
BioSolar Inc
filed 2018-11-06
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock issued and outstanding as of November 5, 2018 was 58,324,093.

BIOSOLAR, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$101,969	$119,446
Prepaid expenses	34,174	21,644

TOTAL CURRENT ASSETS	136,143	141,090

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	31,455
Less accumulated depreciation	(26,046)	(23,733)

NET PROPERTY AND EQUIPMENT	11,179	7,722

OTHER ASSETS
Patents, net of amortization of $8,312 and $6,045, respectively	67,175	69,442
Deposit	770	770

TOTAL OTHER ASSETS	67,945	70,212

TOTAL ASSETS	$215,267	$219,024

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$35,756	$31,845
Accrued expenses	563,146	414,702
Derivative liability	25,056,739	5,239,073
Convertible promissory notes net of debt discount of $192,275 and $5,340, respectively	203,725	396,660

TOTAL CURRENT LIABILITIES	25,859,366	6,082,280

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $262 and $351, respectively	2,205,958	1,791,279

TOTAL LONG TERM LIABILITIES	2,205,958	1,791,279

TOTAL LIABILITIES	28,065,324	7,873,559

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized preferred shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 56,930,392 and 41,485,051 shares issued and outstanding, respectively	5,693	4,149
Additional paid in capital	11,476,662	11,127,693
Accumulated deficit	(39,332,412)	(18,786,377)

TOTAL SHAREHOLDERS’ DECIFIT	(27,850,057)	(7,654,535)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$215,267	$219,024

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	107,200	439,082	310,808	1,442,254
Research and development	90,886	85,506	184,327	117,065
Depreciation and amortization	1,237	28,032	4,580	29,693

TOTAL OPERATING EXPENSES	199,323	552,620	499,715	1,589,012

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(199,323)	(552,620)	(499,715)	(1,589,012)

OTHER INCOME/(EXPENSES)
Interest income	7	9	20	31
Loss on settlement of debt	-	(93,685)	(234,733)	(338,652)
Gain (Loss) on change in derivative liability	9,894,072	(391,415)	(19,570,822)	(926,505)
Interest expense	(111,185)	(66,604)	(240,785)	(290,297)

TOTAL OTHER INCOME (EXPENSES)	9,782,894	(551,695)	(20,046,320)	(1,555,423)

NET INCOME (LOSS)	$9,583,571	$(1,104,315)	$(20,546,035)	$(3,144,435)

BASIC AND DILUTED EARNING (LOSS) PER SHARE	$0.17	$(0.03)	$(0.40)	$(0.09)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	56,931,392	37,398,502	51,577,523	34,315,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	-	$-	41,485,051	$4,149	$11,127,693	$(18,786,377)	$(7,654,535)

Issuance of common shares for converted promissory notes and accrued interest	-	-	15,445,341	1,544	348,969	-	350,513

Net Loss	-	-	-	-	-	(20,546,035)	(20,546,035)
Balance at September 30, 2018 (Unaudited)	-	$-	56,930,392	$5,693	$11,476,662	$(39,332,412)	$(27,850,057)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(20,546,035)	$(3,144,435)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	4,580	29,693
Stock based compensation	-	1,141,684
Loss on net change in derivative liability	19,570,822	926,505
Loss on conversion of debt	234,733	338,652
Amortization of debt discount recognized as interest expense	59,996	141,450
(Increase) Decrease in Changes in Assets
Prepaid expenses	(12,530)	(10,860)
Increase (Decrease) in Changes in Liabilities
Accounts payable	3,911	(3,799)
Accrued expenses	178,816	147,369

NET CASH USED IN OPERATING ACTIVITIES	(505,707)	(433,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(5,770)	-
Patent expenditures	-	(699)

NET CASH USED IN INVESTING ACTIVITIES	(5,770)	(699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	494,000	357,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	494,000	357,000

NET DECREASE IN CASH	(17,477)	(77,440)

CASH, BEGINNING OF PERIOD	119,446	208,629

CASH, END OF PERIOD	$101,969	$131,189

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,974	$1,382
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$350,513	$419,373

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER, 2018 AND 2017

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placements offerings of equity and debt. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business. There is no assurance that the Company will be able to continue raising the required capital for its operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s unaudited financial statements. The unaudited financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these unaudited financial statements, include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, derivative liabilities and the fair value of stock options. Actual results could differ from those estimates.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of September 30, 2018, 15,950,000 stock options are outstanding.

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

For the nine months ended September 30, 2018, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options and the shares issuable from convertible debt of $2,602,220, because their impact was anti-dilutive.

For the nine months ended September 30, 2017, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,975,000 stock options and warrants of 245,000, and the shares issuable from convertible debt of $1,852,700, because their impact was anti-dilutive.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2018, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2018:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$25,056,739	$-	$-	$25,056,739
Total Liabilities measured at fair value	$25,056,739	$-	$-	$25,056,739

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2017	$5,239,073
Fair value of derivative liabilities issued	246,844
Loss on change in derivative liability	19,570,822
Balance as of September 30, 2018	$25,056,739

Reclassification of expenses

During the three and nine month period ended September 30, 2017, certain reclassifications have been made to conform to the current period presentation. There is no material impact on any of the Company’s previously issued financial statements.

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

In August 2018, the FASB issued to accounting standards update ASU 2018-13, (Topic 820) - “Fair Value Measurement”, which changes the unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance. The Company is currently evaluation the impact of the adoption of ASU 2018-13, on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the nine months ended September 30, 2018, the Company issued 15,445,341 shares of common stock upon conversion of convertible promissory notes in the amount of $85,410, plus accrued interest of $30,370, with an aggregate fair value loss of $234,733 at prices ranging from $0.016 - $0.058.

4.	STOCK OPTIONS

Stock Options

The Company did not grant any stock options during the nine months ended September 30, 2018 and 2017, respectively.

4.	STOCK OPTIONS (Continued)

Stock Options (Continued)

	9/30/2018		9/30/2017
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,975,000	$0.23	15,975,000	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(25,000)	$0.40	-	-
Outstanding as of the end of the periods	15,950,000	$0.23	15,975,000	$0.23
Exercisable as of the end of the periods	15,950,000	$0.23	15,435,000	$0.23

The weighted average remaining contractual life of options outstanding as of September 30, 2018 and 2017 was as follows:

9/30/2018				9/30/2017
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
				$0.40	25,000	25,000	0.42
$0.09	2,450,000	2,450,000	3.48	$0.09	2,450,000	2,450,000	4.48
$0.26	13,500,000	13,500,000	3.93	$0.26	13,500,000	12,960,000	4.93
	15,950,000	15,950,000			15,975,000	15,435,000

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2018 and 2017, related to the granting of these options was $0 and $1,141,684, respectively.

As of September 30, 2018, and 2017, respectively, there was no intrinsic value with regards to the outstanding options.

5.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2018, the outstanding convertible promissory notes net of debt discount are summarized as follows:

Convertible Promissory Notes, net of debt discount	$2,409,683
Less current portion	203,725
Total long-term liabilities	$2,205,958

Maturities of long-term debt for the next five years are as follows:

September 30,	Amount
2020	631,220
2021	493,000
2022	694,738
2023	289,000
2024	98,000
$2,205,958

At September 30, 2018, the $2,602,220 in convertible promissory notes had a remaining debt discount of $192,537, leaving a net balance of $2,409,683.

On May 2, 2014, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of 10% unsecured convertible note (the “May Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory note, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000, for a total aggregate sum of $500,000. As of September 30, 2018, the remaining principal balance was $221,220. During the nine months ended September 30, 2018, the Company issued 15,445,341 shares of common stock for principal in the amount of $85,410, plus accrued interest of $30,370, leaving a principal balance of $221,220. Each tranche matures eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months, with maturity dates ranging from June 12, 2019 to December 21, 2019. The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the timeframe of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the May Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche.

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On January 30, 2015, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “January Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory note, the Company received a tranche in the amount of $50,000. On various dates, the Company received additional tranches in the aggregate sum of $450,000. The principal balance at September 30, 2018 was $500,000. Each tranche matured eighteen (18) months from the effective date of each tranche, which was extended on January 12, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from January 29, 2020 to August 25, 2020. The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.15 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the January Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the timeframe of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the January Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche.

On October 1, 2015, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “October Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory note, the Company received a tranche in the amount of $90,000. On various dates, the Company received additional tranches in the aggregate sum of $395,000. The principal balance at September 30, 2018 was $485,000. Each tranche matures twelve (12) months from the effective date of each tranche, which was extended on October 13, 2016 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from October 1, 2020 to March 9, 2021.The October Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.25 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the October Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the timeframe of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the January Note has been determined by using the Binomial lattice formula with an expected life of sixty (60) months from the effective date of each tranche. The fair value of the October Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months.

On April 5, 2016, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “April Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory notes, the Company received a tranche in the amount of $48,000. On various dates, the Company received additional tranches in the aggregate sum of $452,000. The principal balance at September 30, 2018 was $500,000. Each tranche matures twelve (12) months from its’ effective date of each tranche, which was extended on April 5, 2017 to sixty (60) months from the effective date of each tranche, with maturity dates ranging from April 8, 2021 to February 20, 2022. The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the April Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the timeframe of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the April Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $351 during the nine months ended September 30, 2018.

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On March 20, 2017, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “March Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory note, the Company received a tranche in the amount of $25,000. On various dates during the Company received additional tranches in the aggregate sum of $475,000. The principal balance as of September 30, 2018 was $500,000. Each tranche matures twelve (12) months from the effective date of each tranche, with an extension of sixty (60) months from each tranche. The March Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.13 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the March Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the timeframe of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the March Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $5,447 during the nine months ended September 30, 2018.

On February 26, 2018, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “February Note”) in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon execution of the convertible promissory note, the Company received a tranche in the amount of $15,000. On various dates during the period ended September 30, 2018, Company received additional tranches in the aggregate sum of $265,000. The principal balance as of September 30, 2018 was $280,000. Each tranche matures twelve (12) months from the effective date of each tranche, with an extension of sixty (60) months from each tranche. The February Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.03 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded since the original effective date of the February Note, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the timeframe of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the February Note has been determined by using the Binomial lattice formula with an expected life of twelve (12) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $38,514 during the nine months ended September 30, 2018.

On July 23, 2018, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “July Note”) in the aggregate principal amount of up to $63,000. The July Note matures on July 23, 2019. The July Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices during the fifteen (15) trading day prior to the conversion date. The conversion feature of the July Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,910 during the nine months ended September 30, 2018.

On September 4, 2018, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “September Note”) in the aggregate principal amount of up to $53,000. The September Note matures on September 4, 2019. The September Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices during the fifteen (15) trading day prior to the conversion date. The conversion feature of the July Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,775 during the nine months ended September 30, 2018.

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

During the nine months ended September 30, 2018, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $246,843, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the nine months ended September 30, 2018, the Company converted $85,410 in principal of convertible notes, plus accrued interest of $30,370. As a result of the conversion of these notes the Company recorded a fair value loss on the settlement of debt in the amount of $234,733 in the statement of operations for the nine months ended September 30, 2018. At September 30, 2018, the fair value of the derivative liability was $25,056,739.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

9/30/2018
Risk free interest rate	2.19% - 2.94%
Stock volatility factor	131.0% - 249.0%
Weighted average expected option life	1 years - 5 years
Expected dividend yield	None

7.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On October 12, 2018, the Company issued 1,393,701 shares of common stock upon conversion of principal in the amount of $5,300, plus accrued interest of $2,156.

On October 12, 2018, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “October 2018 Note”) in the principal amount of $53,000. The October 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average lowest two (2) trading prices for common stock during the fifteen (15) trading day period prior to the conversion date.

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

Recent Transactions

None.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using a Binomial lattice valuation model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended September 30, 2018, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

OPERATING EXPENSES

General and Administrative Expenses

 General and administrative (“G&A”) expenses decreased by $331,882 to $107,200 for the three months ended September 30, 2018, compared to $439,082 for the prior period ended September 30, 2017. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation expense of $370,657, with an increase in professional fees of $10,214, and an overall increase of $28,561 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $5,380 to $90,886 for the three months ended September 30, 2018, compared to $85,506 for the prior period ended September 30, 2017. This overall increase in R&D expenses was the result of an increase in consulting services and services under the Sponsored Research Agreement with the North Carolina Agricultural and Technical State University.

Other Income/(Expenses)

Other income and (expenses) increased by $10,334,589 to $9,782,894 for the three months ended September 30, 2018, compared to $(551,695) for the prior period ended September 30, 2017. The increase in other income and (expenses) was the result of an increase in non-cash gain on change in fair value of the derivative instruments of $10,285,487, an increase in interest expense of $44,581, which includes non-cash expense of amortization of debt discount in the amount of $34,132, and a decrease in interest income of $2, with an decrease in fair value loss on settlement of debt of $93,685. The increase in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net income for the three months ended September 30, 2018 was $9,583,571, compared to net loss of $(1,104,315) for the prior period ended September 30, 2017. The increase in net income was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations – Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

OPERATING EXPENSES

General and Administrative Expenses

 General and administrative (“G&A”) expenses decreased by $1,131,446 to $310,808 for the nine months ended September 30, 2018, compared to $1,442,254 for the prior period ended September 30, 2017. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation expense of $1,141,684, with an increase in professional fees of $4,336, and an overall increase of $5,902 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $67,262 to $184,327 for the nine months ended September 30, 2018, compared to $117,065 for the prior period ended September 30, 2017. This overall increase in R&D expenses was the result of an increase in consulting services and services under the Sponsored Research Agreement with the North Carolina Agricultural and Technical State University.

Other Income/(Expenses)

 Other income and (expenses) increased by $18,490,897 to $(20,046,320) for the nine months ended September 30, 2018, compared to $(1,555,423) for the prior period ended September 30, 2017. The increase in other income and (expenses) was the result of an increase in non-cash gain on change in fair value of the derivative instruments of $18,644,317, a decrease in interest expense of $49,512, which includes a decrease in non-cash expense of amortization of debt discount in the amount of $81,454, and a decrease in interest income of $11, with an decrease in fair value loss on settlement of debt of $103,919. The increase in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2018 was $(20,546,035), compared to net loss of $(3,144,435) for the prior period ended September 30, 2017. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended September 30, 2018, we did not generate any revenues, incurred a net loss of $20,546,035, due to an overall change in non-cash derivative liability, and used cash of $505,707 in operations. As of September 30, 2018, we had a working capital deficiency of $25,723,223 and a shareholders’ deficit of $27,850,057. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the nine months ended September 30, 2018, we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

As of September 30, 2018, we had a working capital deficit of $25,723,223 compared to a working capital deficit of $5,941,190 for the year ended December 31, 2017. This increase in working capital deficit of $19,782,033 was due primarily to a decrease in cash, and with an increase in prepaid expenses, accounts payable, accrued expenses, derivative liability associated with our outstanding notes, and an increase in the issuance of convertible promissory notes.

During the nine months ended September 30, 2018, we used $505,707 of cash for operating activities, as compared to $433,741 for the prior period ended September 30, 2017. The increase in the use of cash for operating activities for the current period was a result of an increase in research and development cost, and insurance expense, compared to the prior nine months ended September 30, 2017.

Cash used in investing activities for the nine months ended September 30, 2018 and 2017, were $5,770 and $699, respectively. The overall net change in investing activities was primarily due to an increase in the purchase of equipment in the current period.

Cash provided from financing activities was $494,000 for the nine months ended September 30, 2018, as compared to $357,000 for the prior period ended September 30, 2017. The increase was due to the issuance of additional convertible promissory notes during the current period. The convertible notes are convertible into shares of common stock, which have limitations on conversion. The lender is limited to no more than a 4.99% beneficial ownership of the outstanding shares of common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Exchange Act of 1934, as amended. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2017, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of September 30, 2018 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that increase the capacity and reduce the cost of storing electrical energy. We are currently focusing on developing a high capacity silicon anode material technology to increase the storage capacity and reduce cost of the current and future generation of lithium-ion batteries by 2019.

Our plan of operation within the next three months is to utilize our cash balances to develop our silicon-based anode technology for high capacity, high density, and low cost Lithium-ion batteries.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next three months. Management estimates that it will require additional cash resources during 2018, based upon its current operating plan and condition. We expect increased expenses during the fourth quarter of 2018 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our electrode material.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

Off-Balance Sheet Arrangements

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Convertible Promissory Note dated October 12, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2018)
10.2	Securities Purchase Agreement dated October 12, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2018)
10.3	Convertible Promissory Note dated September 4, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2018)

10.4	Securities Purchase Agreement dated September 4, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2018)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.2	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 6, 2018.

BIOSOLAR, INC.

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)