Form 10-K
period 2018-12-31
BioSolar Inc
filed 2019-03-21
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,”   “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2018, was approximately $5,123,735.

The number of shares of registrant’s common stock outstanding, as of March 15, 2019 was 71,614,917.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

ITEM 1.	BUSINESS.

Overview

We are developing innovative technologies to increase the capacity and reduce the cost of storing electrical energy. We have previously developed an innovative material technology to reduce the cost per watt of electricity produced by Photovoltaic, or PV, solar modules.

We are currently working on a silicon anode additive material technology intended to increase the storage capacity of current and future generation of lithium-ion batteries while lowering the cost of storing electrical energy. The lower cost of electrical energy storage will result in reduced cost per watt of electricity produced by PV solar modules as well.

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

According to a 2014 report from Lux Research, the global energy storage market will rise to $50 billion by the year 2020, with a compound annual growth rate of 8%. Much of the growth will be in electric vehicles, which will rise to $21 billion, followed by the incumbent consumer electronics segment such as iPhones, which will rise to $27 billion, with the remainder of $2.8 billion in stationary applications such as solar, back-up power, and grid storage.

Research and Development

We previously developed robust bio-based components that meet the stringent thermal and durability requirements of current PV module manufacturing processes. We identified certain bio-based materials that are inherently durable, and we then applied proprietary material processes to enhance the desirable characteristics of these bio-based materials – turning them into robust and durable materials to be used as solar panel components.  Based on long term environmental testing performed by the Company, we believe our BioBacksheetR is more durable than conventional petroleum based back sheets available in the market today.

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

We previously sponsored a research program at the North Carolina Agricultural and Technical State University to strengthen the engineering development efforts of its battery technology. Dr. Sung-Jin Cho, Assistant Professor in the Nanoengineering Department at the university, was the lead investigator of the sponsored research program. Dr. Sungjin Cho is currently the technology advisor to BioSolar’s battery technology development program.

Marketing Strategy

We will begin marketing our energy storage component material technology as soon as demonstration prototypes become available. Our marketing plan includes engaging with large Lithium-ion battery manufacturers, as well as identifying potential licensing partners in the following industries: electric vehicles, consumer electronics and grid electrical storage.

We are currently outsourcing our promotion efforts to a public relations firm that is assisting us with comprehensive advertising and promotion of the Company and its silicon additive technology.

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

On March 26, 2018, North Carolina Agricultural and Technical State University filed a U.S. patent application U.S. Serial No. 62/473,772 titled “Prelithiated Silicon Particles for Lithium Ion Batteries”, and we signed an Exclusive License Agreement for the use of the technology effective September 25, 2017.

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

Technology Development Partners

The Company has entered into a research agreement, effective August 17, 2016 (the “Agreement”), with North Carolina Agricultural and Technical State University, a constituent member of the University of North Carolina system (the “University”), pursuant to which the Company sponsors the University’s project which includes the research, testing and evaluation of a proposal. On September 11, 2017, the Company and the University extended the initial term of the Agreement for another twelve months, through September 11, 2018. The agreement ended on September 11, 2018.

On September 28, 2017, the Company entered into an Exclusive License Agreement (the “License Agreement”) with the University related to the use of the University’s intellectual property in the Company’s business of developing, producing and marketing lithium-ion batteries.

Within thirty (30) days after entering into the License Agreement, the Company paid to the University a one-time, non-refundable license fee in the sum of $15,000. Pursuant to the terms of the License Agreement, the Company is obligated to pay all costs of preparing, filing, prosecution, issuance and maintenance related to the patents underlying the intellectual property licensed by the Company. In addition, the Company is obligated to make certain royalty payments and sub-licensing fees. On September 28, 2018, the Company again paid to the University a one-time, non-refundable licensee fee in the sum of $15,000.

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

EMPLOYEES

As of March 15, 2019, we had one (1) full time employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS

WE HAVE A LIMITED HISTORY OF LOSSES AND HAVE NEVER REALIZED REVENUES TO DATE.

Since inception, we have incurred losses and have negative cash flows from operations and have realized only minimal revenues. From inception through December 31, 2018, we have an accumulated deficit of $28,653,206. These factors, among others discussed in Note 1 to the financial statements included in this Annual Report, raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 32.1% of the outstanding shares of our common stock as of December 31, 2018. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

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

	Fiscal 2018		Fiscal 2017
Quarter Ended	High	Low	High	Low
March 31	$.03	$.02	$.10	$.04
June 30	$.18	$.01	$.09	$.03
September 30	$.17	$.04	$.06	$.03
December 31	$.03	$.02	$.05	$.03

Common Stock

As of March 15, 2019, our common stock was held by 74 stockholders of record and we had 71,614,917 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

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

Unregistered Sales of Equity Securities

As previously reported, the Company entered into agreements pursuant to which it issued convertible notes to various accredited investors which notes are convertible into shares of the Company’s common stock on the terms and subject to the conditions set forth in the various purchase agreements and associated notes. Between January 28, 2019 and March 18, 2019, certain of the accredited investors converted an aggregate of $145,822.30 of the convertible notes issued between May 2, 2014 and September 4, 2018, into an aggregate of 12,263,930 shares of the Company’s common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve public offerings of securities.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $1,239,416 to $423,642 for the year ended December 31, 2018, compared to $1,663,058 for the prior period December 31, 2017. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation expense of $1,265,236, and an overall decrease of $1,215 in other G&A expenses, with an increase in professional fees of $17,431, and insurance expense of $9,604.

Research and Development

Research and Development (“R&D”) expenses increased by $63,301 to $239,607 for the year ended December 31, 2018, compared to $176,306 for the prior period ended December 31, 2017. This overall increase in R&D expenses was the result of an increase in corporate outside services, and an increase in consultant fees.

Other Income/(Expenses)

Other income and (expenses) decreased by $8,231,034 to $(9,167,326) for the year ended December 31, 2018, compared to $(936,292) for the prior period ended December 31, 2017. The increase was the result of an increase in non-cash loss on change in fair value of the derivative instruments of $8,212,724, interest expense in the amount of $40,909, which includes the net change in amortization of debt discount in the amount of $3,682, and a decrease in loss on conversion of debt of $22,613, and interest income of $14. The decrease in other income and (expenses) was primarily due to the non-cash net change in derivatives for our outstanding convertible promissory notes.

Net Loss

Our net loss increased by $(7,081,805) to $(9,866,829) for the year ended December 31, 2018, compared to $2,785,024 for the prior period ended December 31, 2017. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on the calculated estimates. These inputs are used to determine the fair value of the derivative liabilities and are subject to significant changes from period to period based on these valuations, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had $15,062,687 in working capital deficit as compared to $5,941,190 for the prior year ended December 31, 2017. The increase in working capital deficit was due primarily to a decrease in cash, and accounts payable, with an increase in prepaid expenses, accrued expenses, convertible debt, and derivative liability.

During the year ended December 31, 2018, the Company used $630,979 of cash for operating activities, as compared to $560,483 for the prior year ended December 31, 2017. The increase in the use of cash for operating activities was a result of an increase in net loss from operations, which included an increase in insurance, research and development, and professional fees comparing December 31, 2018 to December 31, 2017. The Company is focused on development of silicon anode additive technology for next generation lithium-ion batteries.

Cash used in investing activities was $5,770 for the year ended December 31, 2018 as compared to cash used by investing activities of $700 for the prior year ended December 31, 2017. The increase in cash used in investing activities was due to the purchase of office equipment in the current year compared to the prior year.

Cash provided from financing activities during the year ended December 31, 2018 was $600,000 as compared to $472,000 for the prior year ended December 31, 2017. Our capital needs have primarily been met from the proceeds of convertible debt offerings, as we are currently in the development stage and have no revenues.

Our financial statements as of December 31, 2018 and 2017 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March __, 2018 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that we believe will reduce the cost per watt of electricity generated by Photovoltaic solar modules.  We have previously developed BioBacksheetR, our first commercial product, and we are currently focusing on developing a silicon anode additive material technology for lithium-ion batteries by 2019

Our plan of operation within the next six months is to utilize our cash balances to finish developing our silicon anode additive material technology for high capacity and low cost Lithium-ion batteries.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2019, based upon its current operating plan and condition. We expect increased expenses during the second quarter of 2019 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our silicon-based anode material.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	59	Chief Executive Officer, Acting Chief Financial Officer and Director
Stanley Levy	79	Vice President and Chief Technology Officer
Steven C. Bartling	57	Director
Dennis LePon	72	Director

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

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held 9 meeting in 2018 including 3 meetings prior to filing our quarterly reports and 1 meeting prior to filing this Annual Report.  All Board members were present at all of the meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2018 all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee - CEO and	2018	$144,000	0	0	0	0	0	0	$144,000
Acting CFO	2017	$144,000	0	0	0	0	0	0	$144,000

Stanley Levy	2018	$0							$0
- CTO	2017	$0	0	0	0	0	0	0	$0

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

The following table sets forth, as of March 15, 2019, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 15, 2019 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 15, 2019 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Biosolar, Inc., 27936 Lost Canyon Road, Suite 202, Santa Clarita, CA 91387

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total (1)
Common Stock	David Lee	16,769,290	20.1%
Common Stock	Stanley Levy	3,665,078	5.1%
Common Stock	Steven C. Bartling	683,334	0.9%
Common Stock	Dennis LePon	1,150,063	1.6%
Common Stock	All Executive Officers and Directors as a Group (4 persons)	22,267,765	27.7

*Less than one percent.

1.	Based upon 71,614,917 shares issued and outstanding as of March 15, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no material related party transactions which we entered into during the last two fiscal years.

Director Independence

Steven C. Bartling is independent as the term “independent” is defined under the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by Liggett & Webb P.A. during 2018 and 2017 for the audit of our annual financial statements for the fiscal year totaled approximately $23,000 and $23,000, respectively.

Audit-Related Fees

We did not incur assurance and audit-related fees during 2018 and 2017, to Liggett & Webb P.A. nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended December 31, 2018 and 2017, respectively.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on April 24, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.2	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on May 25, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.3	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on June 8, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.4	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on July 18, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011)

3.5	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on July 10, 2013 (Incorporated by reference to the Company’s Quarterly Report of Form 10-Q filed with the SEC on October 25, 2013)

3.6	Bylaws of BioSolar, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

10.1	Form of Note dated as of April 5, 2016 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)

10.2	Sponsored Research Agreement with North Carolina Agricultural and Technical State University dated August 16, 2016 (Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2016) (Subject to Order granting Confidential Treatment dated December 22, 2016 File No. 000-54819- CF#34438)

10.3	Form of Note dated as of March 20, 2017 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2017)

10.4	Sponsored Research Agreement with North Carolina Agricultural and Technical State University dated September 11, 2017 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2017)

10.5	Exclusive License Agreement with North Carolina Agricultural and Technical State University dated September 25, 2017 (Filed as an exhibit to the Company’s Current Report on Form 8-K/A filed with the SEC on November 17, 2017) (Subject to Order granting Confidential Treatment dated December 22, 2016 File No. 0-54819 - CF#35738)

10.6	Form of Note dated as of February 26, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2018)

10.7	Joint Development Agreement with Silico Ferrosolar SLU dated as of June 14, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2018

10.8	Securities Purchase Agreement with Power Up Lending Group dated as of July 23, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2018)

10.9	Convertible Promissory Note dated as of July 23, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2018)

10.10	Securities Purchase Agreement with Power Up Lending Group dated as of September 4, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2018)

10.11	Convertible Promissory Note dated as of September 4, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2018)

10.12	Securities Purchase Agreement with Power Up Lending Group dated as of October 15, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2018)

10.13	Convertible Promissory Note dated as of October 15, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2018)

10.14	Securities Purchase Agreement with Power Up Lending Group dated as of December 5, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2018)

10.15	Convertible Promissory Note dated as of December 11, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2018)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2008)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 21, 2019.

BIOSOLAR, INC.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND
ACTING CHIEF FINANCIAL OFFICER (ACTING PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

 Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/s/ DAVID LEE	CHIEF EXECUTIVE OFFICER	March 21, 2019
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARD

/s/ Steven C. Bartling	DIRECTOR
STEVEN C. BARTLING		March 21, 2019

/s/ DENNIS LEPON	DIRECTOR
DENNIS LEPON		March 21, 2019

INDEX TO FINANCIAL STATEMENTS

BIOSOLAR, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BioSolar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioSolar, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Liggett & Webb, P.A.

We have served as the Company’s auditor since 2013.

New York, NY

March 21, 2019

BIOSOLAR, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash	$82,697	$119,446
Prepaid expenses	23,107	21,644

TOTAL CURRENT ASSETS	105,804	141,090

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	31,455
Less accumulated depreciation	(26,814)	(23,733)

NET PROPERTY AND EQUIPMENT	10,411	7,722

OTHER ASSETS
Patents, net of amortization of $9,067 and $6,045, respectively	36,269	69,442
Deposit	770	770

TOTAL OTHER ASSETS	37,039	70,212

TOTAL ASSETS	$153,254	$219,024

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$896	$31,845
Accrued expenses	641,366	414,702
Derivative liability	14,032,942	5,239,073
Convertible promissory notes net of debt discount of $265,873 and $5,340, respectively	493,287	396,660

TOTAL CURRENT LIABILITIES	15,168,491	6,082,280

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $27 and $351, respectively	1,984,973	1,791,279

TOTAL LONG TERM LIABILITIES	1,984,973	1,791,279

TOTAL LIABILITIES	17,153,464	7,873,559

COMMITMENT AND CONTINGENCIES (SEE NOTE 7)	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 authorized shares 60,639,308 and 41,485,051 shares issued and outstanding, respectively	6,064	4,149
Additional paid in capital	11,646,932	11,127,693
Accumulated deficit	(28,653,206)	(18,786,377)

TOTAL SHAREHOLDERS’ DEFICIT	(17,000,210)	(7,654,535)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$153,254	$219,024

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Years Ended
	December 31, 2018	December 31, 2017

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	423,642	1,663,058
Research and development	239,607	176,306
Depreciation and amortization	6,103	9,368
Loss on abandonment of patents	30,151	-

TOTAL OPERATING EXPENSES	699,503	1,848,732

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(699,503)	(1,848,732)

OTHER INCOME/(EXPENSES)
Interest income	25	39
Loss on conversion of debt	(385,531)	(408,144)
Loss on change in derivative liability	(8,391,061)	(178,337)
Interest expense	(390,759)	(349,850)

TOTAL OTHER INCOME (EXPENSES)	(9,167,326)	(936,292)

NET LOSS	$(9,866,829)	$(2,785,024)

BASIC AND DILUTED LOSS PER SHARE	$(0.18)	$(0.08)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	53,667,779	35,784,211

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	-	$-	29,519,405	$2,952	$9,354,201	$(16,001,353)	$(6,644,200)

Issuance of common shares for converted promissory notes and accrued interest	-	-	11,965,646	1,197	508,256	-	509,453

Stock based compensation	-	-	-	-	1,265,236	-	1,265,236

Net Loss	-	-	-	-	-	(2,785,024)	(2,785,024)
Balance at December 31, 2017	-	-	41,485,051	$4,149	11,127,693	(18,786,377)	(7,654,535)

Issuance of common shares for converted promissory notes and accrued interest	-	-	19,154,257	1,915	519,239	-	521,154

Net Loss	-	-	-	-	-	(9,866,829)	(9,866,829)

Balance at December 31, 2018	-	$-	60,639,308	$6,064	$11,646,932	$(28,653,206)	$(17,000,210)

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Years Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,866,829)	$(2,785,024)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	6,103	9,368
Stock based compensation	-	1,265,236
Loss on net change in derivative liability	8,391,061	178,337
Loss on conversion of debt	385,531	408,144
Amortization of debt discount recognized as interest expense	142,598	146,279
Loss on abandonment of patents	30,151	-
(Increase) Decrease in Changes in Assets
Prepaid expenses	(1,464)	621
Increase (Decrease) in Changes in Liabilities
Accounts payable	(30,949)	15,087
Accrued expenses	312,819	201,469

NET CASH (USED) IN OPERATING ACTIVITIES	(630,979)	(560,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(5,770)	-
Patent expenditures	-	(700)

NET CASH (USED IN) INVESTING ACTIVITIES	(5,770)	(700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	600,000	472,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	600,000	472,000

NET DECREASE IN CASH	(36,749)	(89,183)

CASH, BEGINNING OF YEAR	119,446	208,629

CASH, END OF YEAR	$82,697	$119,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,262	$1,974
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$521,154	$509,453

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

BioSolar, Inc. (the “Company”) was incorporated in the state of Nevada on April 24, 2006.  The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market Photovoltaic solar technology products.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended December 31, 2018, the Company did not generate any revenue, incurred a net loss of $9,866,829 and used cash in operations of $630,979.  As of December 31, 2018, the Company had a working capital deficiency of $15,062,687 and a shareholders’ deficit of $17,000,210.   These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2018 expressed substantial doubt about our ability to continue as a going concern.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the year ended December 31, 2018, the Company obtained funds from the issuance of convertible note agreements. Management believes this funding will continue from its’ current investors and from new investors. Management believes the existing shareholders, and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to useful lives and impairment of tangible and intangible assets, accruals, income taxes, stock-based compensation expense, Binomial lattice valuation model inputs, derivative liabilities and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. During the years ended December 31, 2018 and 2017 the Company reviewed the capitalized patents for impairment in accordance with ASC 350, and determined there was no impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives

	Useful Lives	2018	2017

Patents		$75,487	$75,487
Write-off of abandoned patents		(30,151)	-
Less accumulated amortization	15 years	(9,067)	(6,045)
		$36,269	$69,442

The Company recognized amortization expense of $3,022 and $6,045 for the years ended December 31, 2018 and 2017.

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computer equipment	5 Years
Machinery and equipment	10 Years

Depreciation expense for the years ended December 31, 2018 and 2017 was $3,080 and $3,323, respectively.

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of December 31, 2018, 15,950,000 stock options are outstanding.

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

On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was signed into law by the President of the United States. The TCJA is a tax reform act that among other things, reduced corporate income tax rate to 21%, effective January 1, 2018. Accordingly, the Company adjusted its deferred tax assets and liabilities at January 1, 2018, using the new corporate rate of 21%. See Note 7.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $239,607 and $176,306 for the years ended December 31, 2018 and 2017, respectively.

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

For the year ended December 31, 2018, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options and the shares issuable from convertible debt of $2,744,160, because their impact was anti-dilutive.

For the year ended December 31, 2017, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company excluded 15,975,000 stock options, and the shares issuable from the convertible debt of $2,193,630, because their impact was antidilutive.

	For the Years Ended December 31,
	2018	2017

Income (Loss) to common shareholders (Numerator)	$(9,866,829)	$(2,785,024)

Basic weighted average number of common shares outstanding (Denominator)	53,667,779	35,784,211

Diluted weighted average number of common shares outstanding (Denominator)	53,667,779	35,784,211

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2018 and 2017, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2018 and 2017:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability
Total Liabilities measured at fair value as of December 31, 2018	$14,032,942	$-	$-	$14,032,942

Total Liabilities measured at fair value as of December 31, 2017	$5,239,073	$-	$-	$5,239,073

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2016	$5,044,897
Fair value of derivative liabilities issued	15,840
Gain on change in derivative liability	178,336
Balance as of December 31, 2017	$5,239,073
Fair value of derivative liabilities issued	402,808
Loss on change in derivative liability	8,391,061
Balance as of December 31, 2018	$14,032,942

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

Reclassification

Certain amounts in the 2017 financial statements have been reclassified to conform to the presentation used in the 2018 financial statements. There was no material impact on any of the Company’s previously issued financial statements.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2018 AND 2017

3.	CAPITAL STOCK

During the year ended December 31, 2018, the Company issued 19,154,257 shares of common stock upon conversion of convertible promissory notes in the amount of $99,470, plus accrued interest of $36,153, with an aggregate fair value loss of $385,531 at prices ranging from $0.0157 - $0.048.

During the year ended December 31, 2017, the Company issued 11,965,646 shares of common stock upon conversion of convertible promissory notes in the amount of $78,370, plus accrued interest of $22,939, with an aggregate fair value loss of $408,144 at prices ranging from $0.0350 and $0.0549 per share upon conversion

4.	STOCK OPTIONS

Stock Options

The Company did not grant any stock options during the years ended December 31, 2018 and 2017, respectively.

	12/31/2018		12/31/2017
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the years	15,975,000	$0.23	15,975,000	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(25,000)	$0.40	-	-
Outstanding as of the end of the years	15,950,000	$0.23	15,975,000	$0.23
Exercisable as of the end of the years	15,950,000	$0.23	15,435,000	$0.23

The weighted average remaining contractual life of options outstanding as of December 31, 2018 and 2017 was as follows:

12/31/2018				12/31/2017
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
				$0.40	25,000	25,000	0.16
$0.09	2,450,000	2,450,000	3.23	$0.09	2,450,000	2,450,000	4.23
$0.26	13,500,000	13,500,000	3.37	$0.26	13,500,000	13,500,000	4.67
	15,950,000	15,950,000			15,975,000	15,975,000

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2018 and 2017, related to the granting of these options was $0 and $1,265,236, respectively.

As of December 31, 2018, and 2017, respectively, there was no intrinsic value with regards to the outstanding options.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2018 AND 2017

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2018 and 2017, the outstanding convertible promissory notes net of debt discount are summarized as follows:

	2018	2017

Convertible Promissory Notes, net of debt discount	$2,470,810	$2,187,939
Less current portion	485,837	396,660
Total long-term liabilities	$1,984,973	$1,791,279

Maturities of long-term debt for the next five years are as follows:

December 31,	Amount
2019	$485,837
2020	730,000
2021	685,000
2022	472,000
2023	97,973
$2,470,810

At December 31, 2018, the $2,736,710 in convertible promissory notes had a remaining debt discount of $265,900, leaving a net balance of $2,470,810.

The Company issued an unsecured convertible promissory note (the May 2014 Note”), in the amount of $500,000 on May 2, 2014. The May Note matures September 18, 2019. The May 2014 Note bears interest at 10% per annum. The May 2014 Note is convertible into shares of the Company’s common stock at a conversion price of a) the lesser of $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the May 2014 Note has been determined by using the Binomial lattice formula from the effective date of each tranche. During the year ended the Company issued 19,154,257 shares of common stock upon conversion of principal in the amount of $99,470, plus accrued interest of $36,153, with a fair value loss on conversion of debt in the amount of $385,531. As of December 31, 2018, the remaining balance of the May 2014 Note was $207,160.

The Company issued various unsecured convertible promissory notes (the 2015-2018 Notes”) in the aggregate amount of $2,500,000 on various dates of January 30, 2015 through February 26, 2018. The 2015-2018 Notes matures on dates from January 30, 2020 thru February 26, 2023. The 2015-2018 Notes bears interest at 10% per annum. The 2015-2018 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the a) the lesser of $0.03 to $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance within the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the 2015-2018 Notes have been determined by using the Binomial lattice formula from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $82,137 during the year ended December 31, 2018. As of December 31, 2018, the remaining aggregate balances of the 2015-2018 Notes were $2,315,000.

The Company issued various unsecured convertible promissory notes (the “Jul-Dec 2018 Notes”) in the aggregate principal amount of 222,000 on various dates of July 23, 2018 through December 4, 2018. The July-Dec 2018 Notes matures on dates from July 23, 2019 thru December 4, 2019. The Jul-Dec 2018 Notes bears interest at 10% per annum. The Jul-Dec 2018 Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jul-Dec 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jul-Dec 2018 Notes. The fair value of the Jul-Dec 2018 Notes has been determined by using the Binomial lattice formula from the effective date of each note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $60,460 during the year ended December 31, 2018. As of December 31, 2018, the remaining aggregate balances of the Jul-Dec 2018 Notes were $222,000.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2018 AND 2017

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory note was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The notes have no explicit limit on the number of shares issuable, so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically per the stock price fluctuations.

6.	DERIVATIVE LIABILITIES

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory note was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable, so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically per the stock price fluctuations.

The convertible notes issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the year ended December 31, 2018, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $402,807, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the year ended December 31, 2018, the Company converted $99,470 in principal of convertible notes, plus accrued interest of $36,153. As a result of the conversion of these notes the Company recorded a fair value loss on the conversion of debt in the amount of $385,531 in the statement of operations for the year ended December 31, 2018. At December 31, 2018, the fair value of the derivative liability was $14,009,084.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

12/31/2018
Risk free interest rate	2.46% - 2.63%
Stock volatility factor	89.0% - 202.0%
Weighted average expected option life	1 years - 5 years
Expected dividend yield	None

7.	DEFERRED TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amount when the realization is uncertain. Included in the balance at December 31, 2018 and 2017 are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2018 and 2017, the Company did not recognize interest or penalties.

At December 31, 2018, the Company had net operating loss carry-forwards of approximately $8,627,000, which expires 20 years after the NOL year. No tax benefit has been reported in the December 31, 2018 and 2017 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2018 AND 2017

7.	DEFERRED TAXES (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2018 and 2017 due to the following:

	2018	2017

Book Income (Loss)	(2,072,035)	(1,114,010)

Depreciation	125	680
Meals and entertainment	(1,060)	240
Non-deductible non-cash charges	1,924,670	879,830

Valuation Allowance	148,300	233,260

Income tax expense	$-	$-

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

Net deferred tax assets consist of the following components as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
NOL carryover	(1,811,705)	(3,170,060)
R & D credit	124,840	91,630
Depreciation	10,735	10,740

Deferred tax liabilities:		-

Less Valuation Allowance	1,676,130	3,067,690

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”).  The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. The Company has applied the new tax law for its calculation of the deferred tax provision. There was no impact to the Company’s financial statements. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $1,506,651, with a corresponding net adjustment to the valuation allowance of $1,506,651 as of January 1, 2018.

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

YEARS ENDED DECEMBER 31, 2018 AND 2017

7.	COMMITMENT AND CONTINGENCIES

On October 3, 2018, the Company amended its lease for office space by extending the lease to October 31, 2019.

8.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On January 17, 2019, the Company received an additional tranche of $25,000 pursuant to the 2015-2018 convertible promissory notes.

On January 23, 2019, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note in the principal amount of $53,000. The Note matures on January 23, 2019. The Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average lowest two (2) trading prices for common stock during the fifteen (15) trading day period prior to the conversion date.

On January 28, 2019, the Company issued 872,093 shares of common stock upon a partial conversion of the July 2018 convertible promissory note for principal in the sum of $15,000.

On January 29, 2019, the Company issued 1,162,791 shares of common stock upon a partial conversion of the July 2018 convertible promissory note for principal in the sum of $20,000.

On January 30, 2019, the Company issued 1,590,086 shares of common stock upon a partial conversion of the May 2014 convertible promissory note for principal in the amount of $5,920, plus accrued interest of $2,587.

On February 1, 2019, the Company issued 1,175,088 shares of common stock upon a partial conversion of the July 2018 convertible promissory note for principal in the sum of $20,000.

On February 5, 2019, the Company issued 671,687 shares of common stock upon a partial conversion of the July 2018 convertible promissory notes for principal in the amount of $8,000, plus accrued interest of $3,150.

On February 18, 2019, the Company entered into an agreement with a consultant, who will provide technical consulting services of various research expertise and strategic planning. The agreed upon monthly fee is $6,000 per month for February and March 2019.

On February 22, 2019, the Company issued 2,900,064 shares of common stock upon a partial conversion of the May 2014 convertible promissory note for principal in the amount of $10,750, plus accrued interest of $4,765.

On February 22, 2020, the Company entered into a secured convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note in the principal amount of $53,500 for a purchase price of $51,500, and an original issue discount of $2,000. The Note matures on February 22, 2021. The Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average lowest one (1) trading prices for common stock during the fifteen (15) trading day period prior to the conversion date.

On February 25, 2019, the Company entered into a secured convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note in the principal amount of $53,000. The Note matures on February 25, 2020. The Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average lowest one (2) trading prices for common stock during the fifteen (15) trading day period prior to the conversion date

On March 7, 2019, the Company issued 1,224,490 shares of common stock upon a partial conversion of the September 2018 convertible promissory note for principal in the amount of $18,000.

On March 11, 2019, the Company issued 1,379,310 shares of common stock upon a partial conversion of the September 2018 convertible promissory note for principal in the amount of $20,000.

On March 18, 2019, the Company issued 1,288,321 shares of common stock upon a partial conversion of the September 2018 convertible promissory note for principal in the amount of $15,000 and interest in the amount of $2,650.