Form 10-Q
period 2019-03-31
BioSolar Inc
filed 2019-05-13
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

The number of shares of registrant’s common stock issued and outstanding as of May 9, 2019 was 81,227,206.

BIOSOLAR, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$66,245	$82,697
Prepaid expenses	26,167	23,107

TOTAL CURRENT ASSETS	92,412	105,804

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(27,787)	(26,814)

NET PROPERTY AND EQUIPMENT	9,438	10,411

OTHER ASSETS
Patents, net of amortization of $9,823 and $9,067, respectively	35,513	36,269
Deposit	770	770

TOTAL OTHER ASSETS	36,283	37,039

TOTAL ASSETS	$138,133	$153,254

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,225	$896
Accrued expenses	679,668	641,366
Derivative liability	10,109,093	14,032,942
Convertible promissory notes net of debt discount of $204,173 and $265,873, respectively	436,817	493,287

TOTAL CURRENT LIABILITIES	11,226,803	15,168,491

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $74,430 and $27, respectively	2,080,570	1,984,973

TOTAL LONG TERM LIABILITIES	2,080,570	1,984,973

TOTAL LIABILITIES	13,307,373	17,153,464

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 authorized shares 72,903,238 and 60,639,308 shares issued and outstanding, respectively	7,290	6,064
Additional paid in capital	11,996,062	11,646,932
Accumulated deficit	(25,172,592)	(28,653,206)

TOTAL SHAREHOLDERS’ DECIFIT	(13,169,240)	(17,000,210)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$138,133	$153,254

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	106,133	95,931
Research and development	75,000	53,400
Depreciation and amortization	1,729	1,534

TOTAL OPERATING EXPENSES	182,862	150,865

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(182,862)	(150,865)

OTHER INCOME/(EXPENSES)
Interest income	7	7
Loss on conversion of debt	(204,534)	(163,474)
Gain (Loss) on change in derivative liability	4,100,543	(196,809)
Interest expense	(232,540)	(61,177)

TOTAL OTHER INCOME (EXPENSES)	3,663,476	(421,453)

NET INCOME (LOSS)	$3,480,614	$(572,318)

BASIC AND DILUTED LOSS PER SHARE	$0.07	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	47,105,672	44,897,155

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THRE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	-	$-	41,485,051	$4,149	$11,127,693	$(18,786,377)	$(7,654,535)

Issuance of common shares for converted promissory notes and accrued interest	-	-	8,704,271	870	241,474	-	242,344

Net Loss	-	-	-	-	-	(572,318)	(572,318)

Balance at March 31, 2018 (unaudited)	-	$-	50,189,322	$5,019	$11,369,167	$(19,358,695)	$(7,984,509)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	-	$-	60,639,308	$6,064	$11,646,932	$(28,653,206)	$(17,000,210)

Issuance of common shares for converted promissory notes and accrued interest	-	-	12,263,930	1,226	349,130	-	350,356

Net Income	-	-	-	-	-	3,480,614	3,480,614

Balance at March 31, 2019 (unaudited)	-	$-	72,903,238	$7,290	$11,996,062	$(25,172,592)	$(13,169,240)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$3,480,614	$(572,318)
Adjustment to reconcile net income(loss) to net cash used in operating activities
Depreciation and amortization expense	1,729	1,534
(Gain) Loss on net change in derivative liability	(4,100,543)	196,809
Loss on conversion of debt	204,534	163,474
Amortization of debt discount recognized as interest expense	163,992	55,618
(Increase) Decrease in Changes in Assets
Prepaid expenses	(3,059)	(32,785)
Increase (Decrease) in Changes in Liabilities
Accounts payable	329	4,078
Accrued expenses	51,452	4,016

NET CASH (USED) IN OPERATING ACTIVITIES	(200,952)	(179,574)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	184,500	163,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	184,500	163,000

NET DECREASE IN CASH	(16,452)	(16,574)

CASH, BEGINNING OF PERIOD	82,697	119,446

CASH, END OF PERIOD	$66,245	$102,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$178	$1,974
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$350,356	$242,344

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2018.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placements offerings of equity and debt. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the unaudited condensed Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the unaudited condensed financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed financial statements. Significant estimates made in preparing these unaudited condensed financial statements, include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, derivative liabilities and the fair value of stock options. Actual results could differ from those estimates.

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of March 31, 2019, 15,950,000 stock options are outstanding.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

For the three months ended March 31, 2019, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options and the shares issuable from convertible debt of $2,795,990, because their impact was anti-dilutive.

For the three months ended March 31, 2018, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options, and the shares issuable from convertible debt of $2,298,200, because their impact was anti-dilutive.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2019, the amounts reported for cash, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2019:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$10,109,093	$-	$-	$10,109,093
Total Liabilities measured at fair value	$10,109,093	$-	$-	$10,109,093

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2018	$14,032,942
Fair value of derivative liabilities issued	176,694
(Gain) on change in derivative liability	(4,100,543)
Balance as of March 3,1 2019	$10,109,093

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In June 2018, FASB issued accounting standards update ASU 2018-07, (Topic 505) – “Shared-Based Payment Arrangements with Nonemployees”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued. The Company has evaluated the impact of the adoption of ASU 2018-07, which has no effect on the Company’s financial statements.

In August 2018, the FASB issued accounting standards update ASU 2018-13, (Topic 820) - “Fair Value Measurement”, which changes the unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance. The Company is currently evaluation the impact of the adoption of ASU 2018-13, on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Reclassification of Expenses

During the three months ended March 31, 2019, the Company reclassified certain expenses in the financial statements, which had no material effect.

3.	CAPITAL STOCK

During the three months ended March 31, 2019, the Company issued 12,263,930 shares of common stock upon conversion of convertible promissory notes in the amount of $132,670, plus accrued interest of $13,152, with an aggregate fair value loss of $204,534 at prices ranging from $0.0235 - $0.0341.

4.	STOCK OPTIONS

Stock Options

The Company did not grant any stock options during the three months ended March 31, 2019 and 2018, respectively.

	3/31/2019		3/31/2018
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,950,000	$0.23	15,975,000	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	(25,000)	0.40
Outstanding as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23
Exercisable as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23

The weighted average remaining contractual life of options outstanding as of March 31, 2019 and 2018 was as follows:

3/31/2019				3/31/2018
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.09	2,450,000	2,450,000	2.98	$0.09	2,450,000	2,450,000	3.98
$0.26	13,500,000	13,500,000	3.43	$0.26	13,500,000	13,500,000	4.43
	15,950,000	15,950,000			15,950,000	15,950,000

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2019 and 2018, related to the granting of these options was $0 and $0, respectively.

As of March 31, 2019 and 2018, respectively, there was no intrinsic value with regards to the outstanding options.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2019, the outstanding convertible promissory notes net of debt discount are summarized as follows:

Convertible Promissory Notes, net of debt discount	$2,517,387
Less current portion	436,817
Total long-term liabilities	$2,080,570

Maturities of long-term debt, net of debt discount for the next five years are as follows:

March 31,	Amount
2020	436,817
2021	800,000
2022	525,000
2023	540,000
2024	215,570
$2,517,387

At March 31, 2019, the $2,795,990 in convertible promissory notes had a remaining debt discount of $278,603, leaving a net balance of $2,517,387.

The Company issued an unsecured convertible promissory note (the May 2014 Note”), in the amount of $500,000 on May 2, 2014. The May Note matures September 18, 2019. The May 2014 Note bears interest at 10% per annum. The May 2014 Note is convertible into shares of the Company’s common stock at a conversion price of a) the lesser of $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the May 2014 Note has been determined by using the Binomial lattice formula from the effective date of each tranche. During the three months ended March 31, 2019, the Company issued 4,490,150 shares of common stock upon conversion of principal in the amount of $16,670, plus accrued interest of $7,352, with a fair value loss on conversion of debt in the amount of $109,072. As of March 31, 2019, the remaining balance of the May 2014 Note was $190,490.

The Company issued various unsecured convertible promissory notes (the 2015-2018 Notes”) in the aggregate amount of $2,500,000 on various dates of January 30, 2015 through February 26, 2018. On January 17, 2019, the Company received an additional tranche in the amount of $25,000, associated with the February 26, 2018 Note for a total aggregate of $2,340,000. The 2015-2018 Notes matures on dates from January 30, 2020 thru January 17, 2024. The 2015-2018 Notes bears interest at 10% per annum. The 2015-2018 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the a) the lesser of $0.03 to $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance within the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the 2015-2018 Notes have been determined by using the Binomial lattice formula from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $47,125 during the three months ended March 31, 2019. As of March 31, 2019, the aggregate balances of the 2015-2018 Notes were $2,340,000.

The Company issued various unsecured convertible promissory notes (the “Jul-Feb 2019 Notes”) in the aggregate principal amount of $328,000 on various dates of July 23, 2018 through February 25, 2019. During the three months ended March 31, 2019, the Company entered into two unsecured convertible promissory notes on January 22, 2019 in the amount of $53,000 and February 25, 2019 in the amount of $53,000. The Jul-Feb 2019 Notes matures on dates from July 23, 2019 thru February 25, 2019. The Jul-Feb 2019 Notes bears interest at 10% per annum. The Jul-Feb 2019 Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jul-Feb 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jul-Feb 2019 Notes. The fair value of the Jul-Feb 2019 Notes has been determined by using the Binomial lattice formula from the effective date of each note. During the three months ended March 31, 2019, the Company issued 7,773,780 upon conversion of principal in the amount of $116,000, plus accrued interest of $5,800, with a fair value loss on conversion of debt in the amount of $95,461, The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $111,444 during the three months ended March 31, 2019. As of March 31, 2019, the remaining aggregate balances of the Jul-Feb 2019 Notes were $212,000.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory notes on February 20, 2019 (the “Feb 2019 Note”) in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The Feb 2019 Note matures on February 25, 2020. The Feb 2019 Note bears interest at 10% per annum. The Feb 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of this Note is not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Feb 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2019 Note. The fair value of the Feb 2019 Note has been determined by using the Binomial lattice formula from the effective date of the note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $5,423 during the three months ended March 31, 2019. As of March 31, 2019, the balance of the Feb 2019 Note was $53,500.

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

During the three months ended March 31, 2019, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $176,694, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the three months ended March 31, 2019, the Company converted $132,670 in principal of convertible notes, plus accrued interest of $13,152. As a result of the conversion of these notes the Company recorded a fair value loss on the conversion of debt in the amount of $204,534 in the statement of operations for the three months ended March 31, 2019. At March 31, 2019, the fair value of the derivative liability was $10,109,093.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

3/31/2019
Risk free interest rate	2.21% - 2.51%
Stock volatility factor	85.0% - 189.0%
Weighted average expected option life	1 years - 5 years
Expected dividend yield	None

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

7.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On April 5, 2019, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Apr Note”) in the principal amount of $53,500. The Apr Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the lowest one (1) day trading price for common stock during the fifteen (15) trading day period prior to the conversion date.

On April 16, 2019, the Company issued 3,567,558 shares of common stock upon conversion of principal in the amount of $13,140, plus accrued interest of $5,946.

On April 17, 2019, the Company issued 2,820,513 shares of common stock upon conversion of principal in the amount of $33,000.

On April 22, 2019, the Company issued 1,935,897 shares of common stock upon conversion of principle in the amount of $20,000, plus accrued interest of $2,650.

On April 25, 2019, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Apr Note”) in the principal amount of $63,000. The Apr Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average of the two lowest (1) day trading prices for common stock during the fifteen (15) trading day period prior to the conversion date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 21, 2019, and in other reports filed by us with the SEC.

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

Recent Transactions

None.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using a Binomial lattice valuation model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these unaudited condensed financial statements, include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, derivative liabilities and the fair value of stock options. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our cash, prepaid expenses, and accounts payable and accrued expenses are stated at cost which approximates fair value due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2019, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $10,202 to $106,133 for the three months ended March 31, 2019, compared to $95,931 for the prior period ended March 31, 2018. This increase in G&A expenses was the result of an increase in insurance expense and professional fees.

Research and Development

Research and Development (“R&D”) expenses increased by $21,600 to $75,000 for the three months ended March 31, 2019, compared to $53,400 for the prior period ended March 31, 2018. This overall increase in R&D expenses was the result of an increase in consulting services and services under the Sponsored Research Agreement with the North Carolina Agricultural and Technical State University.

Other Income/(Expenses)

Other income and (expenses) increased by $4,084,929 to $3,663,476 for the three months ended March 31, 2019, compared to $(421,453) for the prior period ended March 31, 2018. The increase in other income and (expenses) was the result of an increase in non-cash gain on change in fair value of the derivative instruments of $4,297,352, an increase in interest expense of $171,363, which includes non-cash expense of amortization of debt discount in the amount of $159,975, with an increase in fair value loss on conversion of debt of $41,060. The increase in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net income for the three months ended March 31, 2019 was $3,480,614, compared to net loss of $(572,318) for the prior period ended March 31, 2018. The increase in net income was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended March 31, 2019, we did not generate any revenues, incurred net income of $3,480,614, due to an overall change in non-cash derivative liability, and used cash of $200,952 in operations. As of March 31, 2019, we had a working capital deficiency of $11,134,391 and a shareholders’ deficit of $13,169,240. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the three months ended March 31, 2019, we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

As of March 31, 2019, we had a working capital deficit of $11,134,391 compared to a working capital deficit of $15,062,687 for the year ended December 31, 2018. This decrease in working capital deficit of $3,298,296 was due primarily to a decrease in cash, and a decrease in derivative liability associated with our outstanding notes, with an increase in prepaid expenses, accounts payable, accrued expenses, and an increase in the issuance of convertible promissory notes.

During the three months ended March 31, 2019, we used $200,952 of cash for operating activities, as compared to $179,574 for the prior period ended March 31, 2018. The increase in the use of cash for operating activities for the current period was a result of an increase in research and development cost, and insurance expense, compared to the three months ended March 31, 2018.

Cash provided from financing activities was $184,500 for the three months ended March 31, 2019, as compared to $163,000 for the prior period ended March 31, 2019. The increase was due to the issuance of additional convertible promissory notes during the current period. The convertible notes are convertible into shares of common stock, which have limitations on conversion. The lender is limited to no more than a 4.99% beneficial ownership of the outstanding shares of common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Exchange Act of 1934, as amended. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited condensed financial statements for the year ended December 31, 2018, expressed substantial doubt about our ability to continue as a going concern. Our unaudited financial statements as of March 31, 2019 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that increase the capacity and reduce the cost of storing electrical energy. We are currently focusing on developing a high capacity silicon anode material technology to increase the storage capacity and reduce cost of the current and future generation of lithium-ion batteries by 2020.

Our plan of operation within the next three months is to utilize our cash balances to develop our silicon-based anode technology for high capacity, high density, and low cost Lithium-ion batteries.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next three months. Management estimates that it will require additional cash resources during 2019, based upon its current operating plan and condition. We expect increased expenses during the third quarter of 2019 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our anode electrode material.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next 6 months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

Off-Balance Sheet Arrangements

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

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 21, 2019.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 13, 2019.

BIOSOLAR, INC.

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)