Form 10-Q
period 2019-06-30
BioSolar Inc
filed 2019-08-08
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (661) 251-0001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock issued and outstanding as of August 2, 2019 was 99,412,885.

BIOSOLAR, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$73,167	$82,697
Prepaid expenses	30,327	23,107

TOTAL CURRENT ASSETS	103,494	105,804

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(28,348)	(26,814)

NET PROPERTY AND EQUIPMENT	8,877	10,411

OTHER ASSETS
Patents, net of amortization of $10,579 and $9,067, respectively	34,757	36,269
Deposit	770	770

TOTAL OTHER ASSETS	35,527	37,039

TOTAL ASSETS	$147,898	$153,254

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,174	$896
Accrued expenses	735,764	641,366
Derivative liability	10,609,017	14,032,942
Convertible promissory notes net of debt discount of $241,739 and $265,873, respectively	667,287	493,287

TOTAL CURRENT LIABILITIES	12,018,242	15,168,491

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $32,466 and $27, respectively	1,897,534	1,984,973

TOTAL LONG TERM LIABILITIES	1,897,534	1,984,973

TOTAL LIABILITIES	13,915,776	17,153,464

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 authorized shares 88,033,767 and 60,639,308 shares issued and outstanding, respectively	8,803	6,064
Additional paid in capital	12,335,844	11,646,932
Accumulated deficit	(26,112,525)	(28,653,206)

TOTAL SHAREHOLDERS' DECIFIT	(13,767,878)	(17,000,210)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$147,898	$153,254

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	117,887	107,677	224,020	203,608
Research and development	45,133	40,041	120,134	93,441
Depreciation and amortization	1,317	1,809	3,045	3,343

TOTAL OPERATING EXPENSES	164,337	149,527	347,199	300,392

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(164,337)	(149,527)	(347,199)	(300,392)

OTHER INCOME/(EXPENSES)
Interest income	10	7	17	13
Loss on conversion of debt	(200,207)	(71,258)	(404,741)	(234,733)
Gain (Loss) on change in derivative liability	(330,425)	(29,268,085)	3,770,118	(29,464,894)
Interest expense	(244,974)	(68,424)	(477,514)	(129,601)

TOTAL OTHER INCOME (EXPENSES)	(775,596)	(29,407,760)	2,887,880	(29,829,215)

NET INCOME (LOSS)	$(939,933)	$(29,557,287)	$2,540,681	$(30,129,607)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(0.56)	$0.03	$(0.62)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	81,189,871	52,917,851	73,766,143	48,885,588

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	SIX MONTHS ENDED JUNE 30, 2018
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	-	$-	41,485,051	$4,149	$11,127,693	$(18,786,377)	$(7,654,535)

Issuance of common shares for converted promissory notes and accrued interest	-	-	8,704,271	870	241,474	-	242,344

Net Loss	-	-	-	-	-	(572,318)	(572,318)
Balance at March 31, 2018 (unaudited)	-	-	50,189,322	5,019	11,369,167	(19,358,695)	(7,984,509)

Issuance of common shares for converted promissory notes and accrued interest	-	-	6,741,070	674	107,495	-	108,169

Net Loss	-	-	-	-	-	(29,557,289)	(29,557,289)

Balance at June 30, 2018 (unaudited)	-	$-	56,930,392	$5,693	$11,476,662	$(48,915,984)	$(37,433,629)

	SIX MONTHS ENDED JUNE 30, 2019
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	-	$-	60,639,308	$6,064	$11,646,932	$(28,653,206)	$(17,000,210)

Issuance of common shares for converted promissory notes and accrued interest	-	-	12,263,930	1,226	349,130	-	350,356

Net Income	-	-	-	-	-	3,480,614	3,480,614
Balance at March 31, 2019 (unaudited)	-	$-	72,903,238	$7,290	$11,996,062	$(25,172,592)	$(13,169,240)

Issuance of common shares for converted promissory notes and accrued interest	-	-	15,130,529	1,513	339,782	-	341,295

Net Loss	-	-	-	-	-	(939,933)	(939,933)

Balance at June 30, 2019 (unaudited)	-	$-	88,033,767	$8,803	$12,335,844	$(26,112,525)	$(13,767,878)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2,540,681	$(30,129,607)
Adjustment to reconcile net income(loss) to net cash used in operating activities
Depreciation and amortization expense	3,045	3,343
(Gain) Loss on net change in derivative liability	(3,770,118)	29,464,894
Loss on conversion of debt	404,741	234,733
Amortization of debt discount recognized as interest expense	337,889	13,016
(Increase) Decrease in Changes in Assets
Prepaid expenses	(7,219)	(11,430)
Increase (Decrease) in Changes in Liabilities
Accounts payable	5,278	(18,512)
Accrued expenses	122,173	114,828

NET CASH (USED) IN OPERATING ACTIVITIES	(363,530)	(328,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(5,770)

NET CASH (USED IN) INVESTING ACTIVITIES	-	(5,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	354,000	328,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	354,000	328,000

NET DECREASE IN CASH	(9,530)	(6,505)

CASH, BEGINNING OF PERIOD	82,697	119,446

CASH, END OF PERIOD	$73,167	$112,941

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$534	$1,759
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$691,651	$350,513

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2018.

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of June 30, 2019, 15,950,000 stock options are outstanding.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

For the six months ended June 30, 2019, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options and the shares issuable from convertible debt of $2,839,026, because their impact was anti-dilutive.

For the six months ended June 30, 2018, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options, and the shares issuable from convertible debt of $2,436,220, because their impact was anti-dilutive.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2019, the amounts reported for cash, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2019:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$10,609,017	$-	$-	$10,609,017
Total Liabilities measured at fair value	$10,609,017	$-	$-	$10,609,017

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2018	$14,032,942
Fair value of derivative liabilities issued	346,193
(Gain) on change in derivative liability	(3,770,118)
Balance as of June 30, 2019	$10,609,017

Recently Issued Accounting Pronouncements

In June 2018, FASB issued accounting standards update ASU 2018-07, (Topic 505) – “Shared-Based Payment Arrangements with Nonemployees”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued. The Company has evaluated the impact of the adoption of ASU 2018-07, which has no impact on the Company’s financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In August 2018, the FASB issued to accounting standards update ASU 2018-13, (Topic 820) - "Fair Value Measurement”, which changes the unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance. The Company is evaluating the impact of the adoption of ASU 2018-13 on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

3.	CAPITAL STOCK

During the six months ended June 30, 2019, the Company issued 27,394,459 shares of common stock upon conversion of convertible promissory notes in the amount of $259,134, plus accrued interest of $27,776, with an aggregate fair value loss of $404,741 at prices ranging from $0.0192 - $0.0341.

4.	STOCK OPTIONS

Stock Options

The Company did not grant any stock options during the six months ended June 30, 2019 and 2018, respectively.

	6/30/2019		6/30/2018
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,950,000	$0.23	15,975,000	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	(25,000)	0.40
Outstanding as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23
Exercisable as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23

The weighted average remaining contractual life of options outstanding as of June 30, 2019 and 2018 was as follows:

6/30/2019				6/30/2018
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.09	2,450,000	2,450,000	2.73	$0.09	2,450,000	2,450,000	3.73
$0.26	13,500,000	13,500,000	3.18	$0.26	13,500,000	13,500,000	4.18
	15,950,000	15,950,000			15,950,000	15,950,000

The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2019 and 2018, related to the granting of these options was $0 and $0, respectively.

As of June 30, 2019 and 2018, respectively, there was no intrinsic value with regards to the outstanding options.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2019, the outstanding convertible promissory notes net of debt discount are summarized as follows:

Convertible Promissory Notes, net of debt discount	$2,564,821
Less current portion	667,287
Total long-term liabilities	$1,897,534

Maturities of long-term debt, net of debt discount for the next five years are as follows:

June 30,	Amount
2020	667,287
2021	748,000
2022	510,000
2023	533,855
2024	105,679
$2,564,821

At June 30, 2019, the $2,839,026 in convertible promissory notes had a remaining debt discount of $274,205, leaving a net balance of $2,564,821.

The Company issued an unsecured convertible promissory note (the May 2014 Note”), in the amount of $500,000 on May 2, 2014. The May Note matures September 18, 2019. The May 2014 Note bears interest at 10% per annum. The May 2014 Note is convertible into shares of the Company’s common stock at a conversion price of a) the lesser of $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the May 2014 Note has been determined by using the Binomial lattice formula from the effective date of each tranche. During the six months ended the Company issued 10,057,907 shares of common stock upon conversion of principal in the amount of $37,134, plus accrued interest of $16,676, with a fair value loss on conversion of debt in the amount of $213,121. As of June 30, 2019, the remaining balance of the May 2014 Note was $170,026.

The Company issued various unsecured convertible promissory notes (the 2015-2018 Notes”) in the aggregate amount of $2,500,000 on various dates of January 30, 2015 through February 26, 2018. On January 17, 2019, the Company received an additional tranche in the amount of $25,000, associated with the February 26, 2018 Note for a total aggregate of $2,340,000. The 2015-2018 Notes matures on dates from January 30, 2020 thru January 17, 2024. The 2015-2018 Notes bears interest at 10% per annum. The 2015-2018 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the a) the lesser of $0.03 to $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance within the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the 2015-2018 Notes have been determined by using the Binomial lattice formula from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $89,089 during the six months ended June 30, 2019. As of June 30, 2019, the aggregate balances of the 2015-2018 Notes were $2,340,000.

The Company issued various unsecured convertible promissory notes (the “Jul-Jun 2019 Notes”) in the aggregate principal amount of $444,000 on various dates of July 23, 2018 through June 3, 2019, with $222,000 of the notes issued in 2019. The Jul-Jun 2019 Notes matures on dates from July 23, 2019 thru June 3, 2020. The Jul-Jun 2019 Notes bears interest at 10% per annum. The Jul-Jun 2019 Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jul-Jun 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jul-Jun 2019 Notes. The fair value of the Jul-Jun 2019 Notes has been determined by using the Binomial lattice formula from the effective date of each note. During the period ended June 30, 2019, the Company issued 17,336,552 upon conversion of principal in the amount of $222,000, plus accrued interest of $11,100, with a fair value loss on conversion of debt in the amount of $191,619, The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $111,444 during the six months ended June 30, 2019. As of June 30, 2019, the remaining aggregate balances of the Jul-Jun 2019 Notes were $222,000.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued various unsecured convertible promissory notes (the “Feb-Apr 2019 Notes”) in the aggregate principal amount of $107,000. The Company paid an original issue discount of $4,000 and received funds in the amount of $103,000. The Feb-Apr 2019 Notes mature on dates from February 25, 2020 and April 5, 2020. The Feb-Apr 2019 Notes bears interest at 10% per annum. The Feb-Apr 2019 Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Feb-Apr 2019 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb-Apr 2019 Notes. The fair value of the Feb-Apr 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $31,333 during the six months ended June 30, 2019. As of June 30, 2019, the balance of the Feb-Apr 2019 Notes was $107,000.

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

During the six months ended June 30, 2019, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $346,193, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the six months ended June 30, 2019, the Company converted $259,134 in principal of convertible notes, plus accrued interest of $27,776. As a result of the conversion of these notes the Company recorded a fair value loss on the conversion of debt in the amount of $404,741 in the statement of operations for the six months ended June 30, 2019. At June 30, 2019, the fair value of the derivative liability was $10,609,017.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

6/30/2019
Risk free interest rate	1.71% - 2.44%
Stock volatility factor	91.0% -174.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

7.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On July 1, 2019, the Company issued 2,540,878 shares of common stock upon conversion of principal in the amount of $9,250, plus accrued interest of $4,344.

On July 16, 2019, the Company entered into a convertible promissory note with an investor providing for the sale by the Company of a 10% unsecured convertible note (the “Jul Note”) in the principal amount of $53,000. The Jul Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average of the two lowest (1) day trading prices for common stock during the fifteen (15) trading day period prior to the conversion date.

During the month of July 2019, the Company issued 4,797,413 shares of common stock upon conversion of principal in the amount of $53,000, plus accrued interest of $2,650.

On August 2, 2019, the Company issued 4,040,827 shares of common stock upon conversion of principal in the amount of $14,645, plus accrued interest of $7,006.

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

Fair Value of Financial Instruments

Our cash, cash equivalents, investments, prepaid expenses, and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the six months ended June 30, 2019, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Results of Operations – Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $10,210 to $117,887 for the three months ended June 30, 2019, compared to $107,677 for the prior period ended June 30, 2018. This increased in G&A expenses was the result of an increase in professional fees of $18,539, with an overall decrease of $8,329 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $5,092 to $45,133 for the three months ended June 30, 2019, compared to $40,041 for the prior period ended June 30, 2018. This overall increase in R&D expenses was the result of an increase in contracting of outside services.

Other Income/(Expenses)

Other income and (expenses) decreased by $(28,632,164) to $(775,596) for the three months ended June 30, 2019, compared to $(29,407,760) for the prior period ended June 30, 2018. The decrease in other income and (expenses) was the result of a decrease in non-cash loss on change in fair value of the derivative instruments of $28,937,660, an increase in interest expense of $176,550, which includes non-cash expense of amortization of debt discount in the amount of $164,898, and an increase in interest income of $3, with an increase in fair value loss on conversion of debt of $128,949. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net loss for the three months ended June 30, 2019 was $(939,933), compared to net loss of $(29,557,287) for the prior period ended June 30, 2018. The decrease in net loss was due to a decrease in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations – Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $20,412 to $224,020 for the six months ended June 30, 2019, compared to $203,608 for the prior period ended June 30, 2018. This increase in G&A expenses was the result of an increase in professional fees of $21,591, and an overall decrease of $1,179 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $26,693 to $120,134 for the six months ended June 30, 2019, compared to $93,441 for the prior period ended June 30, 2018. This overall increase in R&D expenses was the result of an increase in contracting of outside services.

Other Income/(Expenses)

Other income and (expenses) decreased by $(32,717,095) to $2,887,880 for the six months ended June 30, 2019, compared to $(29,829,215) for the prior period ended June 30, 2018. The decrease in other income and (expenses) was the result of an increase in non-cash gain on change in fair value of the derivative instruments of $33,235,012, an increase in interest expense of $347,913, which includes non-cash expense of amortization of debt discount in the amount of $324,873, and an increase in interest income of $4, with an increase in fair value loss on conversion of debt of $170,008. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net income for the six months ended June 30, 2019 was $2,540,681, compared to a net loss of $(30,129,607) for the prior period ended June 30, 2018. The increase in net income was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed unaudited financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended June 30, 2019, we did not generate any revenues, incurred net income of $2,540,681, and used cash of $(363,530) in operations. As of June 30, 2019, we had a working capital deficiency of $11,914,748 and a shareholders’ deficit of $13,767,878. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the six months ended June 30, 2019, we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

As of June 30, 2019, we had a working capital deficit of $11,914,748 compared to a working capital deficit of $15,062,687 for the year ended December 31, 2018. This decrease in capital deficit of $3,147,939 was due primarily to a decrease in cash, and derivative liability associated with our outstanding promissory notes, with an increase in prepaid expenses, accounts payable, accrued expenses, and an increase in the issuance of convertible promissory notes.

During the six months ended June 30, 2019, we used $(363,530) of cash for operating activities, as compared to $(328,735) for the prior period ended June 30, 2018. The increase in the use of cash for operating activities for the current period was a result of an increase in research and development cost, and insurance expense, compared to the prior six months ended June 30, 2018.

Cash used in investing activities for the six months ended June 30, 2019 and 2018, were $0 and $(5,770), respectively. The overall net change in investing activities was primarily due to an increase in the purchase of equipment in the prior period.

Cash provided from financing activities was $354,000 for the six months ended June 30, 2019, as compared to $328,000 for the prior period ended June 30, 2018. The increase in financing was due to an increase in convertible promissory notes. The convertible notes are convertible into shares of common stock, which have limitations on conversion. The lender is limited to no more than a 4.99% beneficial ownership of the outstanding shares of common stock. Beneficial ownership is determined in accordance with Section 13D-G. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placement of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2018, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of June 30, 2019 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that increase the capacity and reduce the cost of storing electrical energy. We are currently focusing on developing a high capacity silicon alloy anode material technology to increase the storage capacity and reduce cost of the current and future generation of lithium-ion batteries by 2020.

Our plan of operation within the next six months is to utilize our cash balances to develop our silicon-based anode technology for high capacity, high density, and low cost Lithium-ion batteries.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next three months. Management estimates that it will require additional cash resources during 2019, based upon its current operating plan and condition. We expect increased expenses during the third quarter of 2019 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our electrode material.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

Off-Balance Sheet Arrangements

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

PART II – OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 21, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 9, 2019.

BIOSOLAR, INC.

Date: August 8, 2019	By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)