Form 10-Q
period 2019-09-30
BioSolar Inc
filed 2019-11-07
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

The number of shares of registrant’s common stock issued and outstanding as of November 5, 2019 was 119,421,196.

BIOSOLAR, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$73,577	$82,697
Prepaid expenses	29,411	23,107

TOTAL CURRENT ASSETS	102,988	105,804

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(30,345)	(26,814)

NET PROPERTY AND EQUIPMENT	6,880	10,411

OTHER ASSETS
Patents, net of amortization of $11,334 and $9,067, respectively	34,002	36,269
Deposit	770	770

TOTAL OTHER ASSETS	34,772	37,039

TOTAL ASSETS	$144,640	$153,254

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$155	$896
Accrued expenses	782,543	641,366
Derivative liability	10,822,442	14,032,942
Convertible promissory notes net of debt discount of $241,739 and $265,873, respectively	1,239,046	493,287

TOTAL CURRENT LIABILITIES	12,844,186	15,168,491

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $13,073 and $27, respectively	1,341,927	1,984,973

TOTAL LONG TERM LIABILITIES	1,341,927	1,984,973

TOTAL LIABILITIES	14,186,113	17,153,464

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 authorized shares 110,656,008 and 60,639,308 shares issued and outstanding, respectively	11,066	6,064
Additional paid in capital	12,915,972	11,646,932
Accumulated deficit	(26,968,511)	(28,653,206)

TOTAL SHAREHOLDERS’ DECIFIT	(14,041,473)	(17,000,210)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$144,640	$153,254

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	103,260	107,200	327,281	310,808
Research and development	60,471	90,886	180,604	184,327
Depreciation and amortization	2,752	1,237	5,798	4,580

TOTAL OPERATING EXPENSES	166,483	199,323	513,683	499,715

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(166,483)	(199,323)	(513,683)	(499,715)

OTHER INCOME/(EXPENSES)
Interest income	10	7	27	20
Loss on conversion of debt	(384,343)	(234,732)	(789,083)	(234,733)
Gain (Loss) on change in derivative liability	(70,010)	10,128,804	3,700,108	(19,570,822)
Interest expense	(235,160)	(111,185)	(712,674)	(240,785)

TOTAL OTHER INCOME (EXPENSES)	(689,503)	9,782,894	2,198,378	(20,046,320)

NET INCOME (LOSS)	$(855,986)	$9,583,571	$1,684,695	$(20,546,035)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.17	$0.03	$(0.40)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	93,186,368	56,931,392	63,493,152	51,577,523

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	NINE MONTHS ENDED SEPTEMBER 30, 2018
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	-	$-	41,485,051	$4,149	$11,127,693	$(18,786,377)	$(7,654,535)

Issuance of common shares for converted promissory notes and accrued interest	-	-	8,704,271	870	241,474	-	242,344

Net Loss	-	-	-	-	-	(572,318)	(572,318)
Balance at March 31, 2018 (unaudited)	-	-	50,189,322	5,019	11,369,167	(19,358,695)	(7,984,509)

Issuance of common shares for converted promissory notes and accrued interest	-	-	6,741,070	674	107,495	-	108,169

Net Loss	-	-	-	-	-	(29,557,289)	(29,557,289)
Balance at June 30, 2018 (unaudited)	-	-	56,930,392	5,693	11,476,662	(48,915,984)	(37,433,629)

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	-	-	-	-

Net Income	-	-	-	-	-	9,583,571	9,583,572

Balance at September 30, 2018 (unaudited)	-	$-	56,930,392	$5,693	$11,476,662	$(39,332,413)	$(27,850,057)

	NINE MONTHS ENDED SEPTEMBER 30, 2019
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	-	$-	60,639,308	$6,064	$11,646,932	$(28,653,206)	$(17,000,210)

Issuance of common shares for converted promissory notes and accrued interest	-	-	12,263,930	1,226	349,130	-	350,356

Net Income	-	-	-	-	-	3,480,614	3,480,614
Balance at March 31, 2019 (unaudited)	-	-	72,903,238	7,290	11,996,062	(25,172,592)	(13,169,240)

Issuance of common shares for converted promissory notes and accrued interest	-	-	15,130,529	1,513	339,782	-	341,295

Net Loss	-	-	-	-	-	(939,933)	(939,933)
Balance at June 30, 2019 (unaudited)	-	-	88,033,767	8,803	12,335,844	(26,112,525)	(13,767,878)

Issuance of common shares for converted promissory notes and accrued interest	-	-	22,622,241	2,262	580,128	-	582,390

Net Loss	-	-	-	-	-	(855,986)	(855,986)

Balance at September 30, 2019 (unaudited)	-	$-	110,656,008	$11,066	$12,915,972	$(26,968,511)	$(14,041,473)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,684,695	$(20,546,035)
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	5,798	4,580
(Gain) Loss on net change in derivative liability	(3,700,108)	19,570,822
Loss on conversion of debt	789,083	234,733
Amortization of debt discount recognized as interest expense	500,697	59,996
(Increase) Decrease in Changes in Assets
Prepaid expenses	(6,303)	(12,530)
Increase (Decrease) in Changes in Liabilities
Accounts payable	(741)	3,911
Accrued expenses	194,259	178,816

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(532,620)	(505,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(5,770)

NET CASH (USED IN) INVESTING ACTIVITIES	-	(5,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	523,500	494,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	523,500	494,000

NET (DECREASE) INCREASE IN CASH	(9,120)	(17,477)

CASH, BEGINNING OF PERIOD	82,697	119,446

CASH, END OF PERIOD	$73,577	$101,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$534	$1,974
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$1,274,041	$350,513

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2018.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placement offerings of equity and debt securities. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of September 30, 2019, 15,950,000 stock options are outstanding.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the year. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock based awards (Note 4), plus the assumed conversion of convertible debt (Note 5).

For the nine months ended September 30, 2019, the Company’s diluted loss per share is the same as the basic loss per share. The inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options and the shares issuable from convertible debt of $2,835,786, because their impact was anti-dilutive.

For the nine months ended September 30, 2018, the Company’s diluted loss per share is the same as the basic loss per share. The inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options, and the shares issuable from convertible debt of $2,602,220, because their impact was anti-dilutive.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2019, the amounts reported for cash, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2019:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$10,822,442	$-	$-	$10,822,442
Total Liabilities measured at fair value	$10,822,442	$-	$-	$10,822,442

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2018	$14,032,942
Fair value of derivative liabilities issued	489,608
(Gain) on change in derivative liability	(3,700,108)
Balance as of September 30, 2019	$10,822,442

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In August 2018, the FASB issued to accounting standards update ASU 2018-13, (Topic 820) - “Fair Value Measurement”, which changes the unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance. The Company has evaluated the impact of the adoption of ASU 2018-13, which has no effect on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

3.	CAPITAL STOCK

During the nine months ended September 30, 2019, the Company issued 50,016,700 shares of common stock upon conversion of convertible promissory notes in the amount of $431,875, plus accrued interest of $53,083, with an aggregate fair value loss on conversion of $789,084 at prices ranging from $0.0192 - $0.0437.

4.	STOCK OPTIONS

Stock Options

The Company did not grant any stock options during the nine months ended September 30, 2019 and 2018, respectively.

	9/30/2019		9/30/2018
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,950,000	$0.23	15,975,000	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	(25,000)	0.40
Outstanding as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23
Exercisable as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23

The weighted average remaining contractual life of options outstanding as of September 30, 2019 and 2018 was as follows:

9/30/2019				9/30/2018
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.09	2,450,000	2,450,000	2.48	$0.09	2,450,000	2,450,000	3.48
$0.26	13,500,000	13,500,000	2.93	$0.26	13,500,000	13,500,000	3.93
	15,950,000	15,950,000			15,950,000	15,950,000

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2019 and 2018, related to the granting of these options was $0 and $0, respectively.

As of September 30, 2019 and 2018, respectively, there was no intrinsic value with regards to the outstanding options.

5.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2019, the outstanding convertible promissory notes net of debt discount are summarized as follows:

Convertible Promissory Notes, net of debt discount	$2,580,973
Less current portion	1,239,046
Total long-term liabilities	$1,341,927

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

Maturities of long-term debt, net of debt discount for the next five years are as follows:

September 30,	Amount
2020	1,239,046
2021	348,000
2022	435,000
2023	497,000
2024	61,927
$2,580,973

At September 30, 2019, the $2,835,785 in convertible promissory notes had a remaining debt discount of $254,812, leaving a net balance of $2,580,973.

The Company issued an unsecured convertible promissory note (the May 2014 Note”), in the amount of $500,000 on May 2, 2014. The May 2014 Note matures on December 22, 2019. The May 2014 Note provided for interest at 10% per annum. The May 2014 Note is convertible into shares of the Company’s common stock at a conversion price of a) the lesser of $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the May 2014 Note has been determined by using the Binomial lattice formula from the effective date of each tranche. During the nine months ended September 30, 2019, the Company issued 21,596,767 shares of common stock upon conversion of principal in the amount of $78,860, plus accrued interest of $36,683, with a fair value loss on conversion of debt in the amount of $445,982. As of September 30, 2019, the remaining balance of the May 2014 Note was $128,300.

The Company issued various unsecured convertible promissory notes (the 2015-2018 Notes”) in the aggregate amount of $2,500,000 on various dates between January 30, 2015 and February 26, 2018. On January 17, 2019, the Company received an additional tranche in the amount of $25,000, associated with a note issued on February 26, 2018 for a total aggregate of $2,340,000. The 2015-2018 Note matures on dates from January 30, 2020 thru January 17, 2024. The 2015-2018 Notes bear interest at 10% per annum. The 2015-2018 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the (a) the lesser of $0.03 to $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or (b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance within the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the outstanding principal amount with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the 2015-2018 Notes have been determined by using the Binomial lattice formula from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $108,482 during the nine months ended September 30, 2019. As of September 30, 2019, the aggregate balances of the 2015-2018 Notes were $2,340,000.

The Company issued various unsecured convertible promissory notes (the “July 2018-Jun 2019   Notes”) in the aggregate principal amount of $444,000 on various dates of July 23, 2018 through June 3, 2019, with $222,000 of the notes issued in 2019. The Notes issued on July 23, 2018 through February 22, 2019, were converted into shares of common stock as of September 30, 2019. The remaining Notes issued on April 25, 2019 and June 3, 2019, matures on April 25, 2020 and June 3, 2020. The April and June Notes bears interest at 10% per annum. The April and June Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices during the fifteen (15) trading day prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the July 2018-Jun 2019 Notes were considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the July 2018-Jun 2019 Notes. The fair value of the July 2018-Jun 2019 Notes were determined by using the Binomial lattice formula from the effective date of each note. During the period ended September 30, 2019, the Company issued 26,090,473 shares of common stock upon conversion of principal in the amount of $328,000, plus accrued interest of $16,400, with a fair value loss on conversion of debt in the amount of $266,295, The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $311,969 during the nine months ended September 30, 2019. As of September 30, 2019, the remaining April and June Notes aggregate balances were $116,000.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued various unsecured convertible promissory notes (the “Feb-Apr 2019 Notes”) in the aggregate principal amount of $107,000. The Company paid an original issue discount of $4,000 and received funds in the amount of $103,000. The Feb-Apr 2019 Notes mature on dates from February 25, 2020 and April 5, 2020. The Feb-Apr 2019 Notes bear interest at 10% per annum. The Feb-Apr 2019 Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price during the fifteen (15) trading days prior to the conversion date. The parties agree that if the common stock issuable upon conversion of these Notes are not delivered by the deadline specified in the Note, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Feb-Apr 2019 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb-Apr 2019 Notes. The fair value of the Feb-Apr 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. The Company issued 2,330,000 shares of common stock upon conversion of principal of $25,015, with a fair value loss on conversion of $76,806. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $58,266 during the nine months ended September 30, 2019. As of September 30, 2019, the balance of the Feb-Apr 2019 Notes was $81,985.

The Company issued an unsecured convertible promissory note on July 16, 2019 (the July 2019 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The July 2019 Note matures on July 16, 2020. The July 2019 Note bears interest at 10% per annum. The July 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day trading price during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline specified in the Note that the Borrower fails to deliver such common stock. The conversion feature of the July 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the July 2019 Note. The fair value of the July 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,005 during the nine months ended September 30, 2019. As of September 30, 2019, the balance of the July 2019 Note was $53,000.

The Company issued an unsecured convertible promissory note on August 8, 2019 (the August 2019 Note), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The August 2019 Note matures on August 8, 2020. The August 2019 Note bears interest at 10% per annum. The August 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline specified in the Note, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the July 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the August 2019 Note. The fair value of the August 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $7,747 during the nine months ended September 30, 2019. As of September 30, 2019, the balance of the August 2019 Note was $53,500.

The Company issued an unsecured convertible promissory note on August 29, 2019 (the August 29, 2019 Note), in the aggregate principal amount of $63,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $60,000. The August 29, 2019 Note matures on August 29, 2020. The August 29, 2019 Note bears interest at 10% per annum. The August 29, 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day trading price during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline specified in the Note, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the August 29, 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the August 29, 2019 Note. The fair value of the August 29, 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,228 during the nine months ended September 30, 2019. As of September 30, 2019, the balance of the August 2019 Note was $63,000.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

6.	DERIVATIVE LIABILITIES

The convertible notes issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the nine months ended September 30, 2019, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $489,608, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the nine months ended September 30, 2019, the Company converted $431,875 in principal of convertible notes, plus accrued interest of $53,083. As a result of the conversion of these notes the Company recorded a fair value loss on the conversion of debt in the amount of $789,084 in the statement of operations for the nine months ended September 30, 2019. At September 30, 2019, the fair value of the derivative liability was $10,822,442.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

9/30/2019
Risk free interest rate	1.55% - 1.99%
Stock volatility factor	89.0% -166.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

7.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On October 1, 2019, the Company entered into a convertible promissory note with an investor providing for the sale by the Company of a 10% unsecured convertible note (the “October 1, 2019 Note”) in the principal amount of $63,000. The October 1, 2019 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average of the two lowest (1) day trading prices for common stock during the fifteen (15) trading day period prior to the conversion date.

On October 16, 2019, the Company issued 2,965,257 shares of common stock upon conversion of principal in the amount of $10,650, plus accrued interest of $5,214.

On October 25, 2019, the Company issued 920,000 shares of common stock upon conversion of principal in the amount of $10,102.

On October 28, 2019, the Board of Directors approved an increase in the authorized number of shares of common stock of the Corporation from 500,000,000 shares of common stock, par value $0.0001 per share to 3,000,000,000 shares of common stock, par value $0.0001 per share.

On October 28, 2019, the Company issued 1,000 shares of Series A preferred stock to the CEO of the Company as a bonus in the amount of$20,000. The holders of Series A preferred stock have the right to vote in an amount equal to fifty-one percent (51%) of the total voting power of the Company’s shareholders on any matter submitted to the Company’s shareholders. The Series A Preferred Stock does not have a dividend rate or liquidation preference and are not convertible into shares of the Company’s common stock.

On October 29, 2019, the Company issued 3,181,818 shares of common stock upon conversion of principal in the amount of $35,000.

On November 4, 2019, the Company issued a 10% unsecured convertible note (the “November 4, 2019 Note”) in the principal amount of $58,000. The November 4, 2019 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average of the two lowest one day trading prices for common stock during the fifteen (15) trading day period prior to the conversion date.

On November 5, 2019, the Company issued 1,698,113 shares of common stock upon conversion of principal in the amount of $18,000.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended September 30, 2019, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Results of Operations – Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $3,940 to $103,260 for the three months ended September 30, 2019, compared to $107,200 for the prior period ended September 30, 2018. This decreased in G&A expenses was the result of a decrease in travel expenses of $2,866, with an overall decrease of $1,074 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses decreased by $30,415 to $60,471 for the three months ended September 30, 2019, compared to $90,886 for the prior period ended September 30, 2018. This overall decrease in R&D expenses was the result of a decrease in contracting of outside services.

Other Income/(Expenses)

Other income and (expenses) decreased by $(10,472,397) to $(689,503) for the three months ended September 30, 2019, compared to $9,782,894 for the prior period ended September 30, 2018. The decrease in other income and (expenses) was the result of a decrease in non-cash gain on change in fair value of our derivative instruments of $10,198,814, an increase in interest expense of $123,975, which includes non-cash expense of amortization of debt discount in the amount of $115,826, and an increase in interest income of $3, with an increase in fair value loss on conversion of debt of $149,611. The decrease in other income and (expenses) was primarily due to the net change in the fair value of our derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net loss for the three months ended September 30, 2019 was $(855,986), compared to net income of $9,583,571 for the prior period ended September 30, 2018. The decrease in net income was due to a decrease in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations – Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

OPERATING EXPENSES

General and Administrative Expenses

G&A expenses increased by $16,473 to $327,281 for the nine months ended September 30, 2019, compared to $310,808 for the prior period ended September 30, 2018. This increase in G&A expenses was the result of an increase in professional fees of $22,545, and an overall decrease of $6,072 in other G&A expenses.

Research and Development

R&D expenses decreased by $3,723 to $180,604 for the nine months ended September 30, 2019, compared to $184,327 for the prior period ended September 30, 2018. This overall decrease in R&D expenses was the result of a decrease in contracting of outside services.

Other Income/(Expenses)

Other income and (expenses) decreased by $(22,244,698) to $2,198,378 for the nine months ended September 30, 2019, compared to $(20,046,320) for the prior period ended September 30, 2018. The decrease in other income and (expenses) was the result of an decrease in non-cash loss on change in fair value of the derivative instruments of $23,270,930, an increase in interest expense of $471,889, which includes non-cash expense of amortization of debt discount in the amount of $440,699, and an increase in interest income of $7, with an increase in fair value loss on conversion of debt of $554,350. The decrease in other income and (expenses) was primarily due to the net change in the fair value of our derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net income for the nine months ended September 30, 2019 was $1,684,695, compared to a net loss of $(20,546,035) for the prior period ended September 30, 2018. The increase in net income was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed unaudited financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended September 30, 2019, we did not generate any revenues, incurred net income of $1,684,695, and used cash of $532,620 in operations. As of September 30, 2019, we had a working capital deficiency of $12,741,198 and shareholders’ deficit of $14,041,473. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the nine months ended September 30, 2019, we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

As of September 30, 2019, we had a working capital deficit of $12,741,198 compared to a working capital deficit of $15,062,687 for the year ended December 31, 2018. This decrease in capital deficit of $2,321,489 was due primarily to a decrease in cash, accounts payable, and derivative liability associated with our outstanding promissory notes, with an increase in prepaid expenses, accrued expenses, and an increase in the issuance of convertible promissory notes.

During the nine months ended September 30, 2019, we used $(532,620) of cash for operating activities, as compared to $(505,707) for the prior period ended September 30, 2018. The increase in the use of cash for operating activities for the current period was a result of an increase in research and development cost, and professional fees, compared to the prior nine months ended September 30, 2018.

Cash used in investing activities for the nine months ended September 30, 2019 and 2018, were $0 and $(5,770), respectively. The overall net change in investing activities was primarily due to an increase in the purchase of equipment in the prior period.

Cash provided from financing activities was $523,500 for the nine months ended September 30, 2019, as compared to $494,000 for the prior period ended September 30, 2018. The increase in financing was due to an increase in convertible promissory notes issued by the Company. The convertible notes are convertible into shares of common stock, which have limitations on conversion. The lender is limited to no more than a 4.99% beneficial ownership of the outstanding shares of common stock. Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 134, as amended. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placement of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2018, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of September 30, 2019 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that increase the capacity and reduce the cost of storing electrical energy. We are currently focusing on developing a high capacity silicon alloy anode material technology to increase the storage capacity and reduce cost of the current and future generation of lithium-ion batteries by 2020.

Our plan of operation within the next nine months is to utilize our cash balances to develop our silicon-based anode technology for high capacity, high density, and low cost Lithium-ion batteries.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next three months. Management estimates that it will require additional cash resources during 2019, based upon its current operating plan and condition. We expect increased expenses during the fourth quarter of 2019 through our fiscal year 2020 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our electrode material.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next fifteen months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

Off-Balance Sheet Arrangements

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 7, 2019.

BIOSOLAR, INC.

Date: November 7, 2019	By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)