Form 10-K
period 2019-12-31
BioSolar Inc
filed 2020-03-09
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 28, 2019, was approximately $1,594,320.

The number of shares of the registrant’s common stock outstanding, as of March 6, 2020 was 149,871,024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

ITEM 1.	BUSINESS.

Overview

We are developing innovative technologies to increase the storage capacity, lower the cost and extend the life of lithium-ion batteries for electric vehicles or EV. We have previously developed an innovative material technology to reduce the cost per watt of electricity produced by Photovoltaic, or PV, solar modules. We are currently working on a silicon anode additive material technology intended to increase the storage capacity of current and future generation of lithium-ion batteries.

Industry Overview

With a modern world running on electricity, the need for battery storage has never been greater. The ability to store energy, take it on the go, and use it later, has opened up a new world of “Killer Apps” such as long range electric vehicles, iPhones, and storage of renewable wind and solar energy for later use. The key to enabling these Killer Apps is better and lower cost batteries.

We are entering a “Golden Age” of electric vehicles, powered by growing demand from environmentally conscious consumers and governments, enabled by the increasing performance and decreasing cost of lithium-ion batteries

Electric vehicles were once a luxury product, but now major car manufacturers such as Ford, General Motors, and Toyota have all announced new EV lineups for the mass market. The world’s second largest car manufacturer, Volkswagen, went as far as betting the farm on EVs by planning to only produce electric vehicles in the future.

Bloomberg’s 2019 Electric Vehicle Outlook report forecast annual passenger EV sales to rise from 2 million in 2018 to 56 million by 2040. With the growth in EVs will result in a corresponding growth in batteries, specifically lithium-ion batteries. A 2019 Research and Markets report projects that the global electric vehicle battery market size, valued at $20 billion in 2017, will grow to $92 billion by 2025, at a compound annual growth rate of 19.04%.

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

Silicon or Si is one of the most promising anode materials being considered for next generation, high-energy and high-power lithium ion batteries or LIBs. Graphite is currently the most widely used anode material, but Si has attracted great attention because of its natural abundance, non-toxicity, and theoretical storage capacity of nearly 4200 mAh/g, or about 10 times more capacity than conventional graphite anodes. More capacity will mean longer distance EVs can go before needing to recharge. Unfortunately, Si anodes suffer from large volume expansion and contraction during lithium-ion charge-discharge cycling. This continuous volume change pulverizes the Si material over time and leads to battery failure. This is the primary challenge that BioSolar’s innovative technology intends to overcome, as well as maximizing the performance of Si anode batteries.

Our performance boosting additives improve the performance of silicon anodes by: (1) increasing the efficiency of lithium-ion transfer, and (2) preserving the silicon anode structure during silicon’s volume expansion and contraction associated with charge-discharge cycling. This will help increase the storage capacity and life of lithium-ion batteries made from various types of silicon anodes. We are currently preparing commercial-grade prototype battery cells to demonstrate the benefits of our performance boosting additives in a complete silicon anode lithium-ion battery. Commercial partners working on this project include Ferroglobe PLC, one of the world’s largest suppliers of raw silicon materials, and Top Battery, a South Korean manufacturer of EV batteries.

Marketing Strategy

We will begin marketing our energy storage component material technology as soon as demonstration prototypes become available. Our marketing plan includes engaging with lithium-ion battery manufacturers, as well as identifying potential licensing partners in the following industries: electric vehicles, consumer electronics and power tools.

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

Manufacturing and Distribution

We currently do not have any mechanism for the manufacture and distribution of our own technology products, nor do we have adequate financing to undertake these efforts on our own. BioBacksheetR is currently available for licensing only.

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

Competition

There are a number of companies manufacturing lithium-ion batteries including, Panasonic, Samsung, LG Chem, and Tesla. We plan to seek licensing arrangements for our lithium-ion battery technology with a select group of companies such as the ones listed above, and do not expect to be their direct competition.

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

On September 28, 2017, the Company entered into an Exclusive License Agreement (the “License Agreement”) with the University related to the use of the University’s intellectual property in the Company’s business of developing, producing and marketing lithium-ion batteries. Within thirty (30) days after entering into the License Agreement, the Company paid to the University a one-time, non-refundable license fee in the sum of $15,000. Pursuant to the terms of the License Agreement, the Company is obligated to pay all costs of preparing, filing, prosecution, issuance and maintenance related to the patents underlying the intellectual property licensed by the Company. In addition, the Company is obligated to make certain royalty payments and sub-licensing fees. On September 28, 2018 and on September 28, 2019, the Company again paid to the University annual non-refundable licensee fee of $15,000.

On May 26, 2017, the Company executed a joint development agreement with Top Battery Co., Ltd. (“Top Battery”), a leading manufacturer of advanced lithium-ion battery solutions, based in the Republic of Korea, to assess, develop, manufacture, and/or market high power high energy lithium ion batteries integrating BIOSOLAR technology and TOP BATTERY technology.

On June 14, 2018, the Company executed a joint development agreement with Silicio Ferrosolar SLU, a subsidiary of Ferroglobe PLC (NASDAQ:GSM), for collaborative efforts to assess, develop, and/or market silicon anode materials for high power, high energy lithium ion batteries by integrating BioSolar technology and Ferroglobe silicon materials.

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

Recent Development

Effective March 6, 2020, the Company entered into an agreement with Soelect, Inc. for the Joint Development of low-cost manufacturing of SiO-C-Li Composition material using Solid state process agreement (the “Agreement”).

The Agreement is for a term of 21 months, with three phases of development. However, the parties may extend the term for additional periods as may be mutually agreed to. Either party upon 30 days’ notice may terminate the Agreement. Phase 1 of the project is expected to run for 9 months with estimated cost to the Company of $90,000, with Phase 2 estimated for last 6 months, with estimated cost of $100,000, and the final, Phase 3, expected to run for 6 months at an estimated cost of $100,000.

EMPLOYEES

As of March 6, 2020, we had one (1) full time employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS

WE HAVE A LIMITED HISTORY OF LOSSES AND HAVE NEVER REALIZED REVENUES TO DATE.

Since inception, we have incurred losses and have negative cash flows from operations and have realized only minimal revenues. From inception through December 31, 2019, we have an accumulated deficit of $24,530,841. These factors, among others discussed in Note (1) to the financial statements included in this Annual Report, raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

OUR REVENUES ARE DEPENDENT UPON ACCEPTANCE OF OUR PRODUCTS BY THE MARKET; THE FAILURE OF WHICH WOULD CAUSE TO CURTAIL OR CEASE OPERATIONS.

We believe that virtually all of our revenues will come from the sale or license of our products. As a result, we will continue to incur substantial operating losses until such time as we are able to sell and license our products and generate revenue. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for or license our products. In the event that we are not able to significantly increase the number of customers that purchase or license our products, or if we are unable to charge the necessary prices or license fees, our financial condition and results of operations will be materially and adversely affected.

WE DO NOT MAINTAIN THEFT OR CASUALTY INSURANCE, AND ONLY MAINTAIN MODEST LIABILITY AND PROPERTY INSURANCE COVERAGE AND THEREFORE WE COULD INCUR LOSSES AS A RESULT OF AN UNINSURED LOSS.

We do not maintain theft or casualty insurance and we have modest liability and property insurance coverage. We cannot assure you that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured loss or liability could have a material adverse effect on our results of operations.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 15.6% of the outstanding shares of our common stock as of December 31, 2019. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

Risks Related to Our Common Stock

BECAUSE THERE IS A LIMITED MARKET IN OUR COMMON STOCK, STOCKHOLDERS MAY HAVE DIFFICULTY IN SELLING OUR COMMON STOCK AND OUR COMMON STOCK MAY BE SUBJECT TO SIGNIFICANT PRICE SWINGS.

There is a very limited market for our common stock. Since trading commenced in February 2007, there has been little activity in our common stock and on some days, there is no trading in our common stock. Because of the limited market for our common stock, the purchase or sale of a relatively small number of shares may have an exaggerated effect on the market price for our common stock. We cannot assure stockholders that they will be able to sell common stock or, that if they are able to sell their shares, that they will be able to sell the shares in any significant quantity at the quoted price.

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

	Fiscal 2019		Fiscal 2018
Quarter Ended	High	Low	High	Low
March 31	$.04	$.02	$.03	$.02
June 30	$.04	$.02	$.18	$.01
September 30	$.04	$.01	$.17	$.04
December 31	$.03	$.01	$.03	$.02

Common Stock

As of March 6, 2020, our common stock was held by 85 stockholders of record and we had 149,871,024 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

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

Transfer Agent

The Company’s registrar and transfer agent is Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ 07601.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $5,026 to $428,668 for the year ended December 31, 2019, compared to $423,642 for the prior period December 31, 2018. This increase in G&A expenses was the result of an increase in professional fees of $2,943 and insurance of $3,372, with an overall decrease of $1,289 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $25,080 to $264,687 for the year ended December 31, 2019, compared to $239,607 for the prior period ended December 31, 2018. This overall increase in R&D expenses was the result of an increase in corporate outside services and consultant fees.

Depreciation and amortization Expense

Depreciation and amortization expense for the year ended December 31, 2019 decreased by $813 to $5,289 compared to $6,102 for the prior year ended December 31, 2018. The decrease was primarily due to the decrease in value of the fixed assets.

Other Income/(Expenses)

Other income and (expenses) decreased by $13,989,936 to $4,822,610 of other income for the year ended December 31, 2019, compared to $(9,167,326) of other expense for the prior period ended December 31, 2018. The decrease in non-cash loss on change in fair value of the derivative instruments of $14,168,409, interest expense in the amount of $564,015, which includes the net change in amortization of debt discount in the amount of $531,214, and a decrease in loss on conversion of debt of $385,531, and interest income of $10. The decrease in other income and (expenses) was primarily due to the non-cash net change in derivatives for our outstanding convertible promissory notes.

Net Loss

Our net income was $4,122,365 for the year ended December 31, 2019, compared to a net loss of $9,866,829 for the prior period ended December 31, 2018. The increase in net income was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on the calculated estimates. These inputs are used to determine the fair value of the derivative liabilities and are subject to significant changes from period to period based on these valuations, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we had $10,048,922 in working capital deficit as compared to $15,062,687 for the prior year ended December 31, 2018. The decrease in working capital deficit was due primarily to a decrease in cash, accounts payable, and convertible debt, with an increase in prepaid expenses, accrued expenses, and derivative liability.

During the year ended December 31, 2019, the Company used $718,403 of cash for operating activities, as compared to $630,979 for the prior year ended December 31, 2018. The increase in the use of cash for operating activities was a result of an increase in insurance, research and development, and professional fees in the fiscal year ended December 31, 2019 compared to December 31, 2018. The Company is focused on development of silicon anode additive technology for next generation lithium-ion batteries.

Cash used in investing activities was $0 for the year ended December 31, 2019 as compared to cash used by investing activities of $5,770 for the prior year ended December 31, 2018. In the year ended December 31, 2018, the Company purchased office equipment with no spend on investing activities in the fiscal year ended December 31, 2019.

Cash provided from financing activities during the year ended December 31, 2019 was $697,500 as compared to $600,000 for the prior year ended December 31, 2018. Our capital needs have primarily been met from the proceeds of convertible debt offerings. We are currently in the development stage of our business and have no revenues.

Our financial statements as of December 31, 2019 and 2018 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 9, 2020 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that we believe will reduce the cost per watt of electricity generated by Photovoltaic solar modules.  We have previously developed BioBacksheetR, our first commercial product, and we are currently focusing on developing a silicon anode additive material technology for lithium-ion batteries by 2019

Our plan of operation within the next six months is to utilize our cash balances to finish developing our silicon anode additive material technology for high capacity and low cost Lithium-ion batteries.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2020, based upon its current operating plan and condition. We expect increased expenses during the second quarter of 2020 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our silicon-based anode material as well as commence an additional related technology program.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2019, our internal controls over financial reporting are effective based on those criteria.

This annual report does not include an attestation report by M&K CPAS, PLLC, our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	60	Chief Executive Officer, Acting Chief Financial Officer and Director
Stanley Levy	80	Vice President and Chief Technology Officer
Steven C. Bartling	58	Director
Dennis LePon	73	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, are as follows:

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

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held eighteen (18) meetings in 2019 including three (3) meetings prior to filing our quarterly reports and one (1) meetings prior to filing this Annual Report.  All Board members were present at all of the meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2019 all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee	2019	$144,000	0	0	0	0	0	0	$144,000
- CEO and Acting CFO	2018	$144,000	0	0	0	0	0	0	$144,000

Stanley Levy	2019	$0							$0
- CTO	2019	$0	0	0	0	0	0	0	$0

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

The following table sets forth, as of March 6, 2020, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 6, 2020 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 6, 2020 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Biosolar, Inc., 27936 Lost Canyon Road, Suite 202, Santa Clarita, CA 91387

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total (1)
Common Stock	David Lee (2)	16,769,290	10.4%
Common Stock	Stanley Levy (3)	3,665,078	2.4%
Common Stock	Steven C. Bartling (4)	1,150,063	* %
Common Stock	Dennis LePon (4)	683,334	* %
Common Stock	All Executive Officers and Directors as a Group (4 persons)	22,267,765	14.0%

*	Less than one percent.

1.	Based upon 149,871,024 shares of common stock outstanding as of March 6, 2020.
2.	Includes 12,000,000 shares underlying options to purchase shares of the Company’s common stock are fully vested.
3.	Includes 650,000 shares underlying options to purchase shares of the Company’s common stock that are fully vested.
4.	Includes 650,000 shares underlying options to purchase shares of the Company’s common stock that are fully vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no material related party transactions which we entered into during the last two fiscal years.

Director Independence

Steven C. Bartling is independent as the term “independent” is defined under the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Liggett and Webb, PA (“Liggett”) served as the Company’s independent registered accountants from October 31, 2013 until December 2, 2019, when the Company appointed M&K CPA’s PLLC (“M&K”), who currently serves as our independent auditors.

Audit Fees

The following table shows that fees that were billed to the Company by our independent registered public accounting firm for professional services rendered in 2019 and 2018.

The audit fees represent fees for professional services performed by M&K CPAS, PLLC (“M&K”) or Liggett & Webb, P.A. (“Liggett & Webb”), as applicable, for the audit of our financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2019 – M&K CPAS, PLLC	$11,000	$	$	$
2019 – Liggett & Webb, P.A. (1)	$12,000	$	$	$
2018 – Liggett & Webb, P.A.	$25,500	$	$	$

(1)	Through December 2, 1019

Audit-Related Fees

We did not incur assurance and audit-related fees during 2019 and 2018, to M&K or Liggett & Webb, as applicable, nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the years ended December 31, 2019 and 2018, respectively.

All Other Fees

There were no other fees billed to us by M&K or Liggett& Webb, as applicable, for services rendered to us during the years ended December 31, 2019 and 2018, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

As of the date of this filing, our current policy is to not engage our independent registered public accounting firm to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage our independent registered public accounting firm to provide audit and other assurance services, such as review of SEC reports or filings, as set forth above.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on April 24, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.2	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on May 25, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.3	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on June 8, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.4	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on July 18, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011)

3.5	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on July 10, 2013 (Incorporated by reference to the Company’s Quarterly Report of Form 10-Q filed with the SEC on October 25, 2013)

3.6	Bylaws of BioSolar, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.7	Certificate of Designations of Preferences Rights and Limitations of Series A Preferred Stock filed with the Nevada Secretary of State on October 29, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2019)

3.8	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on December 10, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2019)

4.1	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.1	Form of Note dated as of April 5, 2016 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)

10.2	Sponsored Research Agreement with North Carolina Agricultural and Technical State University dated August 16, 2016 (Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2016) (Subject to Order granting Confidential Treatment dated December 22, 2016 File No. 000-54819- CF#34438)

10.3	Form of Note dated as of March 20, 2017 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2017)

10.4	Sponsored Research Agreement with North Carolina Agricultural and Technical State University dated September 11, 2017 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2017)

10.5	Exclusive License Agreement with North Carolina Agricultural and Technical State University dated September 25, 2017 (Filed as an exhibit to the Company’s Current Report on Form 8-K/A filed with the SEC on November 17, 2017) (Subject to Order granting Confidential Treatment dated December 22, 2016 File No. 0-54819 - CF#35738)

10.6	Form of Note dated as of February 26, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2018)

10.7	Joint Development Agreement with Silico Ferrosolar SLU dated as of June 14, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2018

10.8	Securities Purchase Agreement with Power Up Lending Group dated as of July 23, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2018)

10.9	Convertible Promissory Note dated as of July 23, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2018)

10.10	Securities Purchase Agreement with Power Up Lending Group dated as of September 4, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2018)

10.11	Convertible Promissory Note dated as of September 4, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2018)

10.12	Securities Purchase Agreement with Power Up Lending Group dated as of October 15, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2018)

10.13	Convertible Promissory Note dated as of October 15, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2018)

10.14	Securities Purchase Agreement with Power Up Lending Group dated as of December 5, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2018)

10.15	Convertible Promissory Note dated as of December 11, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2018)

10.16	Convertible Promissory Note dated as of January 22, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2019)

10.17	Securities Purchase Agreement dated as of January 22, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2019)

10.18	Convertible Promissory Note dated as of February 20, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019)

10.19	Securities Purchase Agreement dated as of February 20, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019)

10.20	Convertible Promissory Note dated as of February 25, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019)

10.21	Securities Purchase Agreement dated as of February 25, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019)

10.22	Convertible Promissory Note dated as of April 5, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2019)

10.23	Securities Purchase Agreement dated as of April 5, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2019)

10.24	Convertible Promissory Note dated as of April 25, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2019)

10.25	Securities Purchase Agreement dated as of April 25, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2019)

10.26	Convertible Promissory Note dated as of June 3, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2019)

10.27	Securities Purchase Agreement dated as of June 3, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2019)

10.28	Convertible Promissory Note dated as of July 16, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2019)

10.29	Securities Purchase Agreement dated as of July 16, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2019)

10.30	Convertible Promissory Note dated as of August 8, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2019)

10.31	Securities Purchase Agreement dated as of August 8, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2019)

10.32	Convertible Promissory Note dated as of August 29, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2019)

10.33	Securities Purchase Agreement dated as of August 29, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2019)

10.34	Convertible Promissory Note dated as of October 1, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2019)

10.35	Securities Purchase Agreement dated as of October 1, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2019)

10.36	Convertible Promissory Note dated as of December 23, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2019)

10.37	Securities Purchase Agreement dated as of December 20, 2019 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2019)

10.38	Convertible Promissory Note dated March 2, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2020)

10.39	Securities Purchase Agreement dated March 2, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2020)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2008)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 9, 2020.

BIOSOLAR, INC.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND
ACTING CHIEF FINANCIAL OFFICER (ACTING PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

 Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/s/ DAVID LEE	CHIEF EXECUTIVE OFFICER	March 9, 2020
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARD

/s/ Steven C. Bartling	DIRECTOR
STEVEN C. BARTLING		March 9, 2020

/s/ DENNIS LEPON	DIRECTOR
DENNIS LEPON		March 9, 2020

INDEX TO FINANCIAL STATEMENTS

BIOSOLAR, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BioSolar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of BioSolar, Inc. (the Company) as of December 31, 2019, and the related statements of operations, shareholders’ deficit, and cash flows for period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. The financial statements of BioSolar, Inc., as of December 31, 2018, were audited by other auditors whose report dated March 21, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continues as a going concern. As discussed in Note 1 to the financial statements, in past years, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M&K CPAS, PLLC.

We have served as the Company’s auditor since 2019.

Houston, TX

March 9, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of BioSolar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of BioSolar, Inc. (the "Company") as of December 31, 2018, the related statement of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2013 to 2019.

New York, NY

March 21, 2019

BIOSOLAR, INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash	$61,794	$82,697
Prepaid expenses	29,956	23,107

TOTAL CURRENT ASSETS	91,750	105,804

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(30,681)	(26,814)

NET PROPERTY AND EQUIPMENT	6,544	10,411

OTHER ASSETS
Patents, net of amortization of $12,090 and $9,067, respectively	33,246	36,269
Deposit	770	770

TOTAL OTHER ASSETS	34,016	37,039

TOTAL ASSETS	$132,310	$153,254

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$58	$896
Accrued expenses	830,425	641,366
Derivative liability	8,919,202	14,032,942
Convertible promissory notes net of debt discount of $254,897 and $265,873, respectively	390,987	493,287

TOTAL CURRENT LIABILITIES	10,140,672	15,168,491

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $800 and $27, respectively	2,207,349	1,984,973

TOTAL LONG TERM LIABILITIES	2,207,349	1,984,973

TOTAL LIABILITIES	12,348,021	17,153,464

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized shares, none issued and outstanding	-	-
Preferred treasury stock, 1000 and 0 shares outstanding, respectively	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 133,912,520 and 60,639,308 shares issued and outstanding, respectively	13,391	6,064
Additional paid in capital	12,301,739	11,646,932
Accumulated deficit	(24,530,841)	(28,653,206)

TOTAL SHAREHOLDERS’ DECIFIT	(12,215,711)	(17,000,210)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$132,310	$153,254

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Years Ended
	December 31, 2019	December 31, 2018

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	428,668	423,642
Research and development	264,687	239,607
Depreciation and amortization	6,890	6,103
Loss on abandonment of patents	-	30,151

TOTAL OPERATING EXPENSES	700,245	699,503

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(700,245)	(699,503)

OTHER INCOME/(EXPENSES)
Interest income	36	25
Loss on conversion of debt	-	(385,531)
Gain (Loss) on change in derivative liability	5,777,348	(8,391,061)
Interest expense	(954,774)	(390,759)

TOTAL OTHER INCOME (EXPENSES)	4,822,610	(9,167,326)

NET INCOME (LOSS)	$4,122,365	$(9,866,829)

BASIC EARNINGS (LOSS) PER SHARE	$0.04	$(0.18)

DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$(0.18)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	92,022,751	53,667,779

DILUTED	679,815,020	53,667,779

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	YEARS ENDED DECEMBER 31, 2019 AND 2018
			Additional			Additional
	Preferred Stock		Paid-in	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	-	$-	$-	41,485,051	$4,149	$11,127,693	$(18,786,377)	$(7,654,535)

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	19,154,257	1,915	519,239	-	521,154

Net Loss	-	-	-	-	-	-	(9,866,829)	(9,866,829)

Balance at December 31, 2018	-	-	-	60,639,308	6,064	11,646,932	(28,653,206)	(17,000,210)

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	73,273,212	7,327	654,807	-	662,134

Issuance of preferred shares for services	1,000	-	20,000	-	-	-	-	20,000

Redeemption of preferred shares	(1,000)	-	(20,000)	-	-	-	-	(20,000)

Net Income	-	-	-	-	-	-	4,122,365	4,122,365

Balance at December 31, 2019	-	$-	$-	133,912,520	$13,391	$12,301,739	$(24,530,841)	$(12,215,711)

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Years Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$4,122,365	$(9,866,829)
Adjustment to reconcile net income(loss) to net cash used in operating activities
Depreciation and amortization expense	6,890	6,103
(Gain) Loss on net change in derivative liability	(5,777,348)	8,391,061
Loss on conversion of debt	-	385,531
Amortization of debt discount recognized as interest expense	673,812	142,598
Loss on abandonment of patents	-	30,151
(Increase) Decrease in Changes in Assets
Prepaid expenses	(6,849)	(1,464)
Increase (Decrease) in Changes in Liabilities
Accounts payable	(838)	(30,949)
Accrued expenses	263,565	312,819

NET CASH (USED) IN OPERATING ACTIVITIES	(718,403)	(630,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(5,770)

NET CASH (USED IN) INVESTING ACTIVITIES	-	(5,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	697,500	600,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	697,500	600,000

NET DECREASE IN CASH	(20,903)	(36,749)

CASH, BEGINNING OF YEAR	82,697	119,446

CASH, END OF YEAR	$61,794	$82,697

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$979	$2,262
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$662,134	$521,154
Preferred stock issued for services and redeemed	$-	$-
Initial Debt Discount due to derivative	$663,608	$-

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

BioSolar, Inc. (the “Company”) was incorporated in the state of Nevada on April 24, 2006.  The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market Photovoltaic solar technology products.

Line of Business

We are developing innovative technologies to increase the storage capacity, lower the cost and extend the life of lithium-ion batteries for electric vehicles (EV). We are currently working on a silicon anode additive material technology intended to increase the storage capacity of current and future generation of lithium-ion batteries We previously developed BioBacksheetR, a high performance green back sheet for Photovoltaic solar modules.,

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended December 31, 2019, the Company did not generate any revenue, incurred net income of $4,122,365, which includes a non-cash net gain in change in derivative of $5,777,348 and used cash in operations of $718,403.  As of December 31, 2019, the Company had a working capital deficiency of $10,048,922 and a shareholders’ deficit of $12,215,711.   These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2019 expressed substantial doubt about our ability to continue as a going concern.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the year ended December 31, 2019, the Company obtained funds from the issuance of convertible note agreements. Management believes this funding will continue from its’ current investors and from new investors. Management believes the existing shareholders, and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

Revenue Recognition

The Company will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company adopted Accounting Standards Codification (“ASC”) 606, whereby revenue will be recognized as performance obligations are satisfied and customers obtain control of goods or services. However, in the event of a loss on a sale is foreseen, the Company will recognize the loss as it is determined. To date, the Company has not had significant revenues and is in the development stage.

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

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computer equipment	5 Years
Machinery and equipment	10 Years

Depreciation expense for the years ended December 31, 2019 and 2018 was $4,623 and $3,080, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives

	Useful Lives	2019	2018
Patents		$45,336	$75,487
Write-off of abandoned patents		-	(30,151)
Less accumulated amortization	15 years	(12,090)	(9,067)
		$33,246	$36,269

Amortization expense for the years ended December 31, 2019 and 2018 was $2,267 and $3,022, respectively.

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

The Company granted 12,000,000 stock options to its’ employee and 3,950,000 stock options to and board of directors for services. As of December 31, 2019, there were 15,950,000 stock options outstanding.

As of December 31, 2019, the Company did not issue any warrants and had no warrants outstanding.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of December 31, 2019, 15,950,000 stock options are outstanding.

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $264,687 and $239,607 for the years ended December 31, 2019 and 2018, respectively.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The Company has included shares issuable from convertible debt of $2,854,033 and 15,950,000 stock options for the year ended December 31, 2019, because their impact on the income per share is dilutive.

The Company has excluded shares issuable from convertible debt of $2,478,260 and 15,950,000 stock options for the year ended December 31, 2018, because their impact on the loss per share is anti-dilutive.

	For the Years Ended
	December 31,
	2019	2018

Income (Loss) to common shareholders (Numerator)	$4,122,365	$(9,866,829)

Basic weighted average number of common shares outstanding (Denominator)	92,022,751	53,667,779

Diluted weighted average number of common shares outstanding (Denominator)	679,815,020	53,667,779

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2019, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2019 and 2018:

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of December 31, 2019	$8,919,202	$-	$-	$8,919,202

Derivative Liability at fair value as of December 31, 2018	$14,032,942	$-	$-	$14,032,942

Fair Value of Financial Instruments

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2017	$5,239,073
Fair value of derivative liabilities issued	402,808
Loss on change in derivative liability	8,391,061
Balance as of December 31, 2018	$14,032,942
Fair value of derivative liabilities issued	663,608
Gain on change in derivative liability	(5,777,348)
Balance as of December 31, 2019	$8,919,202

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average series Binomial lattice formula pricing models to value the derivative instruments at inception and on subsequent valuation dates.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company has evaluated the impact of the adoption of ASC 2016-2, which had no effect on the Company’s financial statements.

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

Preferred Stock

On October 28, 2019, the Board of Directors granted 10,000,000 shares of preferred stock, par value $0.0001 per share, and authorized Series A Preferred stock consisting of one thousand (1,000) shares, which shall not be entitled to receive dividends paid on common stock, no liquidation preference, and no conversion rights. The Series A Preferred Stock will have voting rights for as long as the Series A Preferred Stock remains issued and outstanding, shall have the fifty-one percent (51%) majority voting power of the Company’s shareholders.

The Series A Preferred Stock shall be automatically redeemed at par value without any required action by the Company or the holder, and shall be triggered by the following events:

(i)	A date forty-five (45) days after the effective date of the certificate of designation.
(ii)	On the date that Mr. Lee ceases for any reason, to serve as officer, director or consultant of the Company.
(iii)	On the date that the Company’s shares of common stock first trade on any national securities exchange.

The Series A Preferred Stock automatically reverted back to the Company at par value on December 12, 2019. As of December 31, 2019, there were no Series A Preferred Stock outstanding.

Common Stock

On October 28, 2019, the Board of Directors deem it advisable and in the best interest of the Corporation to increase the authorized number of shares of common stock of the Corporation from 500,000,000 shares of common stock, par value $0.0001 per share to 3,000,000,000 shares of common stock, par value $0.0001 per share.

During the year ended December 31, 2019, the Company issued 73,273,212 shares of common stock upon conversion of convertible promissory notes in the amount of $587,628, plus accrued interest of $74,006, and other fees of $500 at prices ranging from $0.00495 - $0.0172.

During the year ended December 31, 2018, the Company issued 19,154,257 shares of common stock upon conversion of convertible promissory notes in the amount of $99,470, plus accrued interest of $36,153, with an aggregate fair value loss of $385,531 at prices ranging from $0.0157 - $0.048.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

4.	STOCK OPTIONS

Stock Options

The Company did not grant any stock options during the years ended December 31, 2019 and 2018, respectively.

	12/31/2019		12/31/2018
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,950,000	$0.23	15,975,000	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	(25,000)	0.40
Outstanding as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23
Exercisable as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23

The weighted average remaining contractual life of options outstanding as of December 31, 2019 and 2018 was as follows:

12/31/2019				12/31/2018
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.09	2,450,000	2,450,000	2.23	$0.09	2,450,000	2,450,000	3.23
$0.26	13,500,000	13,500,000	2.37	$0.26	13,500,000	13,500,000	3.67
	15,950,000	15,950,000			15,950,000	15,950,000

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2019 and 2018, related to the granting of these options was $0 and $0, respectively.

As of December 31, 2019 and 2018, respectively, there was no intrinsic value with regards to the outstanding options.

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2019 and 2018, the outstanding convertible promissory notes net of debt discount are summarized as follows:

	2019	2018

Convertible Promissory Notes, net of debt discount	$2,598,336	$2,470,810
Less current portion	390,987	485,837
Total long-term liabilities	$2,207,349	$1,984,973

Maturities of long-term debt, net of debt discount for the next five years are as follows:

December 31,	Amount
2020	$390,987
2021	685,000
2022	570,150
2023	927,199
2024	25,000
$2,598,336

At December 31, 2019, the Company had $2,854,033 in convertible promissory notes had a remaining debt discount of $255,697, leaving a net balance of $2,598,336.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note (the May 2014 Note”), in the amount of $500,000 on May 2, 2014. The May Note matured on September 18, 2019, and was extended to May 2, 2022 on December 26, 2019. The May 2014 Note bears interest at 10% per annum. The May 2014 Note is convertible into shares of the Company’s common stock at a conversion price of a) the lesser of $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the May 2014 Note has been determined by using the Binomial lattice formula from the effective date of each tranche. During the year ended December 31, 2019, the Company issued 30,503,493 shares of common stock upon conversion of principal in the amount of $109,010, plus accrued interest of $51,807. As of December 31, 2019, the remaining balance of the May 2014 Note was $98,150.

The Company issued various unsecured convertible promissory notes (the 2015-2019 Notes”) in the aggregate amount of $2,500,000 on various dates of January 30, 2015 through January 17, 2019. On January 17, 2019, the Company received an additional tranche in the amount of $25,000, associated with the January 30, 2015 Note for a total aggregate of $2,340,000. The 2015-2019 Notes mature on dates from January 30, 2020 through January 17, 2024. The 2015-2019 Notes bears interest at 10% per annum. The 2015-2019 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the a) the lesser of $0.03 to $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance within the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the 2015-2019 Notes have been determined by using the Binomial lattice formula from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $120,753 during the year ended December 31, 2019. As of December 31, 2019, the aggregate balances of the 2015-2019 Notes were $2,340,000.

The Company issued various unsecured convertible promissory notes (the “Jul-Jun 2019 Notes”) in the aggregate principal amount of $444,000 on various dates of July 23, 2018 through June 3, 2019. The Jul-Jun 2019 Notes matures on dates from July 23, 2019 thru June 3, 2020. The Jul-Jun 2019 Notes bears interest at 10% per annum. The Jul-Jun 2019 Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) closing bid prices during the fifteen (15) trading day prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jul-Jun 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jul-Jun 2019 Notes. The fair value of the Jul-Jun 2019 Notes has been determined by using the Binomial lattice formula from the effective date of each note. During the period ended December 31, 2019, the Company issued 39,519,719 upon conversion of principal in the amount of $444,000, plus accrued interest of $22,200. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $383,540 during the year ended December 31, 2019. As of December 31, 2019, the remaining aggregate balances of the Jul-Jun 2019 Notes were $0.

The Company issued various unsecured convertible promissory notes (the “Feb-Apr 2019 Notes”) in the aggregate principal amount of $107,000. The Company paid an original issue discount of $4,000 and received funds in the amount of $103,000. The Feb-Apr 2019 Notes matures on dates from February 25, 2020 and April 5, 2020. The Feb-Apr 2019 Notes bears interest at 10% per annum. The Feb-Apr 2019 Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Feb-Apr 2019 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb-Apr 2019 Notes. The fair value of the Feb-Apr 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. The Company issued 3,250,000 upon conversion of principal of $34,616, plus other fees of $500. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $85,199 during the year ended December 31, 2019. As of December 31, 2019, the balance of the Feb-Apr 2019 Notes was $72,384.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on July 16, 2019 (the July 2019 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The July 2019 Note matures on July 16, 2020. The July 2019 Note bears interest at 10% per annum. The July 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the July 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the July 2019 Note. The fair value of the July 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $24,328 during the year ended December 31, 2019. As of December 31, 2019, the balance of the July 2019 Note was $53,000.

The Company issued an unsecured convertible promissory note on August 8, 2019 (the August 2019 Note), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The August 2019 Note matures on August 8, 2020. The August 2019 Note bears interest at 10% per annum. The August 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the July 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the August 2019 Note. The fair value of the August 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $21,195 during the year ended December 31, 2019. As of December 31, 2019, the balance of the August 2019 Note was $53,500.

The Company issued an unsecured convertible promissory note on August 29, 2019 (the August 29, 2019 Note), in the aggregate principal amount of $63,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $60,000. The August 29, 2019 Note matures on August 29, 2020. The August 29, 2019 Note bears interest at 10% per annum. The August 29, 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the August 29, 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the August 29, 2019 Note. The fair value of the August 29, 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $12,507 during the year ended December 31, 2019. As of December 31, 2019, the balance of the August 2019 Note was $63,000.

The Company issued an unsecured convertible promissory note on October 1, 2019 (the Oct 2019 Note), in the aggregate principal amount of $63,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $60,000. The October 1, 2019 Note matures on October 1, 2020. The Oct 2019 Note bears interest at 10% per annum. The Oct 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Oct 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Oct 2019 Note. The fair value of the Oct 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $15,664 during the year ended December 31, 2019. As of December 31, 2019, the balance of the Oct 2019 Note was $63,000.

The Company issued an unsecured convertible promissory note on November 4, 2019 (the Nov 2019 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The November 4, 2019 Note matures on November 4, 2020. The Nov 2019 Note bears interest at 10% per annum. The Nov 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Nov 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Nov 2019 Note. The fair value of the Nov 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $9,033 during the year ended December 31, 2019. As of December 31, 2019, the balance of the Nov 2019 Note was $53,000.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on December 20, 2019 (the Dec 2019 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The December 20, 2019 Note matures on December 20, 2020. The Dec 2019 Note bears interest at 10% per annum. The Dec 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Dec 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 2019 Note. The fair value of the Dec 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,593 during the year ended December 31, 2019. As of December 31, 2019, the balance of the Dec 2019 Note was $53,000.

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

During the year ended December 31, 2019, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $663,608, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the year ended December 31, 2019, the Company converted $587,628 in principal of convertible notes, plus accrued interest of $74,006, and other fees of $500. As a result of the conversion of these notes the Company recorded a gain on extinguishment of debt in the amount of $1,056,558 and a gain in net change in derivative of $4,720,790 in the statement of operations for the year ended December 31, 2019. At December 31, 2019, the fair value of the derivative liability was $8,919,202.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

12/31/2019
Risk free interest rate	1.55% - 1.69%
Stock volatility factor	63.0% -159.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

7.	INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.

Included in the balance at December 31, 2019, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

7.	INCOME TAXES (Continued)

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2019, the Company did not recognize interest and penalties.

At December 31, 2019, the Company had net operating loss carry-forwards of approximately $9,275,000 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 30% to pretax income from continuing operations for the years ended December 31, 2019 and 2018 due to the following:

	2019	2018

Book Income (Loss)	1,236,710	(2,072,035)

Depreciation	(230)	125
Meals and entertainment	95	(1,060)
Non-deductible non-cash charges	(1,012,945)	1,924,670

Valuation Allowance	(223,630)	148,300

Income tax expense	$-	$-

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

Net deferred tax assets consist of the following components as of December 31, 2019 and 2018:

	2019	2018
Deferred tax assets:
NOL carryover	(1,947,750)	(1,811,705)
R & D credit	142,385	124,840
Depreciation	10,735	10,735

Deferred tax liabilities:		-

Less Valuation Allowance	1,794,630	1,676,130

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

8.	RELATED PARTY TRANSACTION

On October 28, 2019, the Company issued 1,000 shares of Series A Preferred Stock at $20 par value to Mr. David Lee as a bonus for services. The Series A Preferred Stock had a fifty-one (51%) voting right only and was redeemed at par value on December 12, 2019. As of December 31, 2019, there were no Series A Preferred Stock outstanding.

9.	COMMITMENTS AND CONTINGENCIES

The Company rents office space on a yearly basis with a monthly rent payment in the amount of $550.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

At December 31, 2019, there were no legal proceedings against the Company.

10.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On January 16, 2020, the Company issued 1,200,000 shares of common stock upon conversion of principal in the amount of $7,802, plus $250 in other fees.

On January 21, 2020, the Company issued 1,666,667 shares of common stock upon conversion of principal in the amount of $12,000.

On January 23, 2020, the Company issued 2,142,857 shares of common stock upon conversion of principal in the amount of $15,000.

On January 24, 2020, the Company issued 2,272,727 shares of common stock upon conversion of principal in the amount of $15,000.

On January 23, 2020, the Company entered into a convertible promissory note with an investor providing for the sale by the Company of a 10% unsecured convertible note (the “January 2020 Note”) in the principal amount of $53,000. The January 2020 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average of the two lowest (1) day trading prices for common stock during the fifteen (15) trading day period prior to the conversion date.

On January 27, 2020, the Company issued 2,166,667 shares of common stock upon conversion of principal in the amount of $11,000, plus accrued interest of $2,650.

On February 13, 2020, the Company entered into a convertible promissory note with an investor providing for the sale by the Company of a 10% unsecured convertible note (the “February 2020 Note”) in the principal amount of $53,500. The February 2020 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average of the two lowest (1) day trading prices for common stock during the fifteen (15) trading day period prior to the conversion date.

On February 25, 2020, the Company issued 2,000,000 shares of common stock upon conversion of principal in the amount of $10,120, plus other fees of $250.

On March 2, 2020, the Company entered into a convertible promissory note with an investor providing for the sale by the Company of a 10% unsecured convertible note (the “February 2020 Note”) in the principal amount of $53,000. The March 2020 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average of the two lowest (1) day trading prices for common stock during the fifteen (15) trading day period prior to the conversion date.

On March 3, 2020, the Company issued 1,967,213 shares of common stock upon conversion of principal in the amount of $12,000.

On March 6, 2020, the Company issued 2,542,373 shares of common stock upon conversion of principal in the amount of $15,000.

Effective March 6, 2020, the Company entered into an agreement with Soelect, Inc. for the Joint Development of low-cost manufacturing of SiO-C-Li Composition material using Solid state process agreement (the “Agreement”).

The Agreement is for a term of 21 months, with three phases of development. However, the parties may extend the term for additional periods as may be mutually agreed to. Either party upon 30 days’ notice may terminate the Agreement. Phase 1 of the project is expected to run for 9 months with estimated cost to the Company of $90,000, with Phase 2 estimated for last 6 months, with estimated cost of $100,000, and the final, Phase 3, expected to run for 6 months at an estimated cost of $100,000.