Form 10-Q
period 2020-03-31
BioSolar Inc
filed 2020-05-08
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

The number of shares of registrant’s common stock issued and outstanding as of May 7, 2020 was 221,637,126.

BIOSOLAR, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$68,668	$61,794
Prepaid expenses	26,705	29,956

TOTAL CURRENT ASSETS	95,373	91,750

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(31,017)	(30,681)

NET PROPERTY AND EQUIPMENT	6,208	6,544

OTHER ASSETS
Patents, net of amortization of $12,845 and $12,090, respectively	32,491	33,246
Deposit	770	770

TOTAL OTHER ASSETS	33,261	34,016

TOTAL ASSETS	$134,842	$132,310

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,723	$58
Accrued expenses	892,484	830,425
Derivative liability	15,755,378	8,919,202
Convertible promissory notes net of debt discount of $262,169 and $254,897, respectively	664,293	390,987

TOTAL CURRENT LIABILITIES	17,318,878	10,140,672

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $731 and $800, respectively	1,943,909	2,207,349

TOTAL LONG TERM LIABILITIES	1,943,909	2,207,349

TOTAL LIABILITIES	19,262,787	12,348,021

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized shares, none issued and outstanding	-	-

Common stock, $0.0001 par value; 3,000,000,000 authorized shares 166,447,022 and 133,912,520 shares issued and outstanding, respectively	16,644	13,391

Preferred treasury stock, 1000 and 0 shares outstanding, respectively	-	-
Additional paid in capital	12,451,764	12,301,739
Accumulated deficit	(31,596,353)	(24,530,841)

TOTAL SHAREHOLDERS’ DECIFIT	(19,127,945)	(12,215,711)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$134,842	$132,310

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	118,819	106,133
Research and development	43,620	75,000
Depreciation and amortization	1,091	1,729

TOTAL OPERATING EXPENSES	163,530	182,862

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(163,530)	(182,862)

OTHER INCOME/(EXPENSES)
Interest income	7	7
Loss on conversion of debt	-	(204,534)
Gain (Loss) on change in derivative liability	(6,676,676)	4,100,543
Interest expense	(225,313)	(232,540)

TOTAL OTHER INCOME (EXPENSES)	(6,901,982)	3,663,476

NET INCOME (LOSS)	$(7,065,512)	$3,480,614

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$0.07

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	145,334,913	47,105,672

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2019
			Additional			Additional
	Preferred Stock		Paid-in	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	-	-	-	60,639,308	6,064	11,646,932	(28,653,206)	(17,000,210)

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	12,263,930	1,226	349,130	-	350,356

Net Income	-	-	-	-	-	-	3,480,614	3,480,614

Balance at March 31, 2019 (unaudited)	-	$-	$-	72,903,238	$7,290	$11,996,062	$(25,172,592)	$(13,169,240)

	THREE MONTHS ENDED MARCH 31, 2020
			Additional			Additional
	Preferred Stock		Paid-in	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	-	-	-	133,912,520	13,391	12,301,739	(24,530,841)	(12,215,711)

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	32,534,502	3,253	150,025	-	153,278

Net Loss	-	-	-	-	-	-	(7,065,512)	(7,065,512)

Balance at March 31, 2020 (unaudited)	-	$-	$-	166,447,022	$16,644	$12,451,764	$(31,596,353)	$(19,127,945)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(7,065,512)	$3,480,614
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	1,091	1,729
(Gain) Loss on net change in derivative liability	6,676,676	(4,100,543)
Loss on conversion of debt	-	204,534
Amortization of debt discount recognized as interest expense	152,798	163,992
(Increase) Decrease in Changes in Assets
Prepaid expenses	3,251	(3,059)
Increase (Decrease) in Changes in Liabilities
Accounts payable	6,665	329
Accrued expenses	72,405	51,452

NET CASH USED IN OPERATING ACTIVITIES	(152,626)	(200,952)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	159,500	184,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	159,500	184,500

NET INCREASE (DECREASE) IN CASH	6,874	(16,452)

CASH, BEGINNING OF PERIOD	61,794	82,697

CASH, END OF PERIOD	$68,668	$66,245

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$110	$178
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$153,278	$350,356
Fair value of initial derivative	$159,500	$176,694

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2020.

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

	Useful Lives	3/31/20	12/31/19
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(12,845)	(12,090)
		$32,491	$33,246

Amortization expense for the years ended March 31, 2020 and December 31, 2019 was $755 and $755, respectively.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of March 31, 2020, 15,950,000 stock options are outstanding.

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

For the three months ended March 31, 2020, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options and the shares issuable from convertible debt of $2,871,102, because their impact was anti-dilutive.

For the three months ended March 31, 2019, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options, and the shares issuable from convertible debt of $2,795,990, because their impact was anti-dilutive.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2020, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2020:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$15,755,378	$-	$-	$15,755,378
Total Liabilities measured at fair value	$15,755,378	$-	$-	$15,755,378

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2019	$8,919,202
Fair value of derivative liabilities issued	159,500
Loss on change in derivative liability	6,676,676
Balance as of March 31, 2020	$15,755,378

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the three months ended March 31, 2020, the Company issued 32,534,502 shares of common stock upon conversion of convertible promissory notes in the amount of $142,432, plus accrued interest of $10,346, and other fees of $500 at prices ranging from $0.00175 - $0.0070. The Company had no gain or loss upon conversion, since the conversions were made under the terms of the agreements.

During the three months ended March 31, 2019, the Company issued 12,263,930 shares of common stock upon conversion of convertible promissory notes in the amount of $132,670, plus accrued interest of $13,152, with an aggregate fair value loss of $204,534 at prices ranging from $0.0235 - $0.0341.

4.	STOCK OPTIONS

Stock Options

The Company did not grant any stock options during the three months ended March 31, 2020 and 2019, respectively.

	3/31/2020		3/31/2019
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,950,000	$0.23	15,950,000	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23
Exercisable as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

4.	STOCK OPTIONS (Continues)

The weighted average remaining contractual life of options outstanding as of March 31, 2020 and 2019 was as follows:

3/31/2020				3/31/2019
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.09	2,450,000	2,450,000	1.98	$0.09	2,450,000	2,450,000	2.98
$0.26	13,500,000	13,500,000	2.43	$0.26	13,500,000	13,500,000	3.43
	15,950,000	15,950,000			15,950,000	15,950,000

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2020 and 2019, related to the granting of these options was $0 and $0, respectively.

As of March 31, 2020 and 2019, respectively, there was no intrinsic value with regards to the outstanding options.

5.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2020, the outstanding convertible promissory notes net of debt discount are summarized as follows:

Convertible Promissory Notes, net of debt discount	$2,608,202
Less current portion	164,504
Total long-term liabilities	$2,443,698

Maturities of long-term debt, net of debt discount for the next five years are as follows:

March 31,	Amount
2020	164,504
2021	399,058
2022	525,000
2023	1,129,640
2024	390,000
$2,608,202

At March 31, 2020, the Company had $2,871,102 in convertible promissory notes, which had a remaining debt discount of $262,900, leaving a net balance of $2,608,202.

The Company issued an unsecured convertible promissory note (the May 2014 Note”), in the amount of $500,000 on May 2, 2014. The May Note matures May 2, 2022 The May 2014 Note bears interest at 10% per annum. The May 2014 Note is convertible into shares of the Company’s common stock at a conversion price of a) the lesser of $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the May 2014 Note has been determined by using the Binomial lattice formula from the effective date of each tranche. During the period ended March 31, 2020, the Company issued 7,460,822 shares of common stock upon conversion of principal in the amount of $8,510, plus accrued interest of $4,546. As of March 31, 2020, the remaining balance of the May 2014 Note was $89,640.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued various unsecured convertible promissory notes (the 2015-2018 Notes”) in the aggregate amount of $2,500,000 on various dates of January 30, 2015 through January 17, 2019. The 2015-2018 Notes were extended and matures on dates from January 30, 2023 thru January 17, 2024. The 2015-2018 Notes bears interest at 10% per annum. The 2015-2018 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the a) the lesser of $0.03 to $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance within the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the 2015-2018 Notes have been determined by using the Binomial lattice formula from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $800 during the period ended March 31, 2020. The 2015-2018 Notes as of March 31, 2020, had a remaining aggregate balance of $2,340,000.

The Company issued various unsecured convertible promissory notes (the “Feb-Apr 2019 Notes”) in the aggregate principal amount of $107,000. The Company paid an original issue discount of $4,000 and received funds in the amount of $103,000. The Feb 2019 tranche was extended to August 22, 2020. The Apr 2019 Note matures on October 11, 2020. The Feb-Apr 2019 Notes bears interest at 10% per annum. The Feb-Apr 2019 Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Feb-Apr 2019 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb-Apr 2019 Notes. The fair value of the Feb-Apr 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. During the period ended March 31, 2020, the Company issued 3,200,000 shares of common stock upon conversion of $17,922 in principal and $500 in other fees. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $21,070 during the period ended March 31, 2020. The Feb-Apr 2019 Notes as of March 31, 2020, had a remaining balance of $54,462.

The Company issued an unsecured convertible promissory note on July 16, 2019 (the July 2019 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The July 2019 Note matures on July 16, 2020. The July 2019 Note bears interest at 10% per annum. The July 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the July 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the July 2019 Note. The fair value of the July 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. During the period ended March 31, 2020, the Company issued 8,248,918 shares of common stock upon conversion of principal in the amount of $53,000, plus interest of $2,650. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $28,672 during the period ended March 31, 2020. The July 2019 Note as of March 31, 2020 had a remaining balance of $0.

The Company issued an unsecured convertible promissory note on August 8, 2019 (the August 2019 Note), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The August 2019 Note matures on August 8, 2020. The August 2019 Note bears interest at 10% per annum. The August 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the July 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the August 2019 Note. The fair value of the August 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $24,408 during the period ended March 31, 2020. The August 2019 Note as of March 31, 2020 had a remaining balance of $53,500.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on August 29, 2019 (the August 29, 2019 Note), in the aggregate principal amount of $63,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $60,000. The August 29, 2019 Note matures on August 29, 2020. The August 29, 2019 Note bears interest at 10% per annum. The August 29, 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the August 29, 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the August 29, 2019 Note. The fair value of the August 29, 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the period ended March 31, 2020, the Company issued 13,624,762 upon conversion in principal of $63,000, plus accrued interest of $3,150. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $24,408 during the period ended March 31, 2020. The August 2019 Note as of March 31, 2020 has a remaining balance of $0.

The Company issued an unsecured convertible promissory note on October 1, 2019 (the Oct 2019 Note), in the aggregate principal amount of $63,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $60,000. The October 1, 2019 Note matures on October 1, 2020. The Oct 2019 Note bears interest at 10% per annum. The Oct 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Oct 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Oct 2019 Note. The fair value of the Oct 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $15,664 during the period ended March 31, 2020. The Oct 2019 Note as of March 31, 2020, had a remaining balance of $63,000.

The Company issued an unsecured convertible promissory note on November 4, 2019 (the Nov 2019 Note), in the aggregate principal amount of $58,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $55,000. The November 4, 2019 Note matures on November 4, 2020. The Nov 2019 Note bears interest at 10% per annum. The Nov 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Nov 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Nov 2019 Note. The fair value of the Nov 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $14,421 during the period ended March 31, 2020. The Nov 2019 Note as of March 31, 2020 had a remaining balance of $58,000.

The Company issued an unsecured convertible promissory note on December 20, 2019 (the Dec 2019 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The December 20, 2019 Note matures on December 20, 2020. The Dec 2019 Note bears interest at 10% per annum. The Dec 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Dec 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 2019 Note. The fair value of the Dec 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $13,178 during the period ended March 31, 2020. The Dec 2019 Note as of March 3,1 2020, had a remaining balance of $53,000.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on January 23, 2020 (the Jan 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The January 23, 2020 Note matures on January 23, 2021. The Jan 2020 Note bears interest at 10% per annum. The Jan 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jan 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan 2020 Note. The fair value of the Jan 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $9,847 during the period ended March 31, 2020. The Jan 2020 Note as of March 31, 2020 had a remaining balance of $53,000.

The Company issued an unsecured convertible promissory note on February 13, 2020 (the Feb 2020 Note), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The Feb 2020 Note matures on February 13, 2021. The Feb 2020 Note bears interest at 10% per annum. The Feb 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Feb 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2020 Note. The fair value of the Feb 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,724 during the period ended March 31, 2020. The Feb 2020 Note as of March 31, 2020 had a remaining balance of $53,500.

The Company issued an unsecured convertible promissory note on March 2, 2020 (the Mar 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The March 2, 2020 Note matures on March 2, 2021. The Mar 2020 Note bears interest at 10% per annum. The Mar 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Mar 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Mar 2020 Note. The fair value of the Mar 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $9,847 during the period ended March 31, 2020. The Mar 2020 Note as of March 31, 2020 had a remaining balance of $53,000.

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

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

6.	DERIVATIVE LIABILITIES (Continued)

The convertible notes issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the three months ended March 31, 2020, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $159,500, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the three months ended March 31, 2020, the Company converted $142,432 in principal of convertible notes, plus accrued interest of $10,346, and other fees of $500. At March 31, 2020, the fair value of the derivative liability was $15,755,378.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

3/31/2020

Risk free interest rate	0.15% - 1.55%
Stock volatility factor	109.0% -161.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

7.	COMMITMENTS AND CONTINGENCIES

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

At March 31, 2020, there were no legal proceedings against the Company.

8.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On April 1, 2020 the Company issued 6,818,182 shares of common stock upon conversion of principal in the amount of $15.000, according to the conditions of the convertible note dated as of October 1, 2019.

On April 7, 2020 the Company issued 8,181,818 shares of common stock upon conversion of principal in the amount of $18.000, according to the conditions of the convertible note dated as of October 1, 2019.

On April 9, 2020 the Company issued 8,625,000 shares of common stock upon conversion of principal in the amount of $20,700, according to the conditions of the convertible note dated as of October 1, 2019.

On April 13, 2020 the Company issued 4,788,462 shares of common stock upon conversion of principal in the amount of $9,300, plus accrued interest of $3,150, according to the conditions of the convertible note dated as of October 1, 2019.

On April 23, 2020, the Company entered into a convertible promissory note with an investor providing for the sale by the Company of a 10% unsecured convertible note (the “April 2020 Note”) in the principal amount of $53,000. The April 2020 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average of the two lowest (1) day trading prices for common stock during the fifteen (15) trading day period prior to the conversion date.

On April 29, 2020 the Company issued 2,003,524 shares of common stock upon conversion of principal in the amount of $962, plus accrued interest of $3,677 and $250.00 of fees, according to the conditions of the convertible note dated as of February 20, 2019.

On May 4, 2020, the Company issued 6,200,000 shares of common stock upon conversion of principal in the amount of $14,878 and $250 of fees, according to the conditions of the convertible note dated April 5, 2019.

On May 5, 2020, the Company issued 5,555,556 shares of common stock upon conversion of principal in the amount of $15,000, according to the conditions of the convertible note dated November 4, 2019.

On May 6, 2020, the Company issued 5,555,556 shares of common stock upon conversion of principal in the amount of $15,000, according to the conditions of the convertible note dated November 4, 2019.

On May 7, 2020, the Company issued 7,462,006 shares of common stock upon conversion of principal in the amount of $7,720 and $4,587 of interest, according to the conditions of the convertible note dated May 2, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 9, 2020, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

Overview

We are developing innovative technologies to increase the capacity and reduce the cost of storing electrical energy. We have previously developed an innovative material technology to reduce the cost per watt of electricity produced by Photovoltaic, or PV, solar modules. We have been and will continue working on a silicon anode additive material technology intended to increase the storage capacity of current and future generation of lithium-ion batteries while lowering the cost of storing electrical energy.

While we had generally focused on energy storage technology and materials in the past, we are currently focusing on developing a new EV battery material processing technology intended to drastically reduce the cost of lithium-ion batteries for EVs.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2020, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $12,686 to $118,819 for the three months ended March 31, 2020, compared to $106,133 for the prior period ended March 31, 2019. This increase in G&A expenses was the result of an increase in insurance expense and professional fees.

Research and Development

Research and Development (“R&D”) expenses decreased by $31,380 to $43,620 for the three months ended March 31, 2020, compared to $75,000 for the prior period ended March 31, 2019. This overall decrease in R&D expenses was the result of an decrease in consulting services.

Depreciation

Depreciation expense for the three months ended March 31, 2020 and 2019 was $1,091 and $1,729, respectively.

Other Income/(Expenses)

Other income and (expenses) increased by $10,565,458 to $(6,901,982) for the three months ended March 31, 2020, compared to $3,663,476 for the prior period ended March 31, 2019. The increase in other income and (expenses) was the result of an decrease in non-cash gain on change in fair value of the derivative instruments of $10,777,219, an increase in interest expense of $7,227, which includes non-cash expense of amortization of debt discount in the amount of $152,798, with an decrease in fair value loss on conversion of debt of $204,534. The increase in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net loss for the three months ended March 31, 2020 was $(7,065,512), compared to net income of $3,480,614 for the prior period ended March 31, 2019. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended March 31, 2020, we did not generate any revenues, incurred a net loss of $7,065,512, due to an overall change in non-cash derivative liability, and used cash of $152,626 in operations. As of March 31, 2020, we had a working capital deficit of $17,223,505 and a shareholders’ deficit of $19,127,945. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the three months ended March 31, 2020, we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

As of March 31, 2020, we had a working capital deficit of $17,223,505 compared to a working capital deficit of $10,048,922 for the year ended December 31, 2019. This increase in working capital deficit of $7,174,583 was due primarily to a decrease in prepaid expenses, with an increase in accounts payable, and accrued expenses, and derivative liability associated with our outstanding notes.

During the three months ended March 31, 2020, we used $152,626 of cash for operating activities, as compared to $200,952 for the prior period ended March 31, 2019. The decrease in the use of cash for operating activities for the current period was a result of a decrease in research and development cost, compared to the prior three months ended March 31, 2019.

Cash provided from financing activities was $159,500 for the three months ended March 31, 2020, as compared to $184,500 for the prior period ended March 31, 2020. The decrease was due to less equity financing during the current period. The convertible notes are convertible into shares of common stock, which have limitations on conversion. The lender is limited to no more than a 4.99% beneficial ownership of the outstanding shares of common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Exchange Act of 1934, as amended. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2019, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of March 31, 2020 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that increase the capacity and reduce the cost of storing electrical energy. We are currently focusing on developing a high capacity silicon anode material technology to increase the storage capacity and reduce cost of the future generation of lithium-ion batteries for electric vehicles by 2021.

Our plan of operation within the next three months is to utilize our cash balances to continue working with a potential customer currently evaluating prototype lithium-ion batteries incorporating our silicon additive technology, and to work on developing a new EV battery material processing technology.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next three months. Management estimates that it will require additional cash resources during 2020, based upon its current operating plan and condition. We expect increased expenses during the third quarter of 2020 as we ramp up prototyping efforts for Lithium-ion batteries incorporating our electrode material and processing technology.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next three months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

Off-Balance Sheet Arrangements

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 9, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Convertible Promissory Note dated January 23, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2020)
10.2	Securities Purchase Agreement dated January 23, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2020)
10.3	Convertible Promissory Note dated February 13, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2020)
10.4	Securities Purchase Agreement dated February 13, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2020)
10.5	Convertible Promissory Note dated March 2, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2020)
10.6	Securities Purchase Agreement dated March 2, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2020)
31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).
32.2	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 8, 2020.

BIOSOLAR, INC.

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)