Form 10-Q
period 2020-06-30
BioSolar Inc
filed 2020-08-05
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

The number of shares of registrant’s common stock issued and outstanding as of August 4, 2020 was 344,496,788.

BIOSOLAR, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$62,776	$61,794
Prepaid expenses	18,102	29,956

TOTAL CURRENT ASSETS	80,878	91,750

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(31,352)	(30,681)

NET PROPERTY AND EQUIPMENT	5,873	6,544

OTHER ASSETS
Patents, net of amortization of $13,601 and $12,090, respectively	31,735	33,246
Deposit	770	770

TOTAL OTHER ASSETS	32,505	34,016

TOTAL ASSETS	$119,256	$132,310

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$167	$58
Accrued expenses	959,238	830,425
Derivative liability	9,353,713	8,919,202
Convertible promissory notes net of debt discount of $200,416 and $254,896, respectively	785,694	390,987

TOTAL CURRENT LIABILITIES	11,098,812	10,140,672

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $0 and $801, respectively	1,753,680	2,207,349

TOTAL LONG TERM LIABILITIES	1,753,680	2,207,349

TOTAL LIABILITIES	12,852,492	12,348,021

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized shares, none issued and outstanding	-	-
Preferred treasury stock, 1000 and 0 shares outstanding, respectively	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 282,735,072 and 133,912,520 shares issued and outstanding, respectively	28,273	13,391
Additional paid in capital	12,700,591	12,301,739
Accumulated deficit	(25,462,100)	(24,530,841)

TOTAL SHAREHOLDERS’ DECIFIT	(12,733,236)	(12,215,711)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$119,256	$132,310

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	100,240	117,887	219,059	224,020
Research and development	40,212	45,133	83,832	120,134
Depreciation and amortization	1,091	1,317	2,182	3,045

TOTAL OPERATING EXPENSES	141,543	164,337	305,073	347,199

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(141,543)	(164,337)	(305,073)	(347,199)

OTHER INCOME/(EXPENSES)
Interest income	5	10	12	17
Loss on conversion of debt	-	(200,207)	-	(404,741)
Gain (Loss) on change in derivative liability	6,507,665	(330,425)	(169,011)	3,770,118
Interest expense	(231,874)	(244,974)	(457,187)	(477,514)

TOTAL OTHER INCOME (EXPENSES)	6,275,796	(775,596)	(626,186)	2,887,880

NET INCOME (LOSS)	$6,134,253	$(939,933)	$(931,259)	$2,540,681

BASIC EARNINGS (LOSS) PER SHARE	$0.03	$(0.01)	$(0.01)	$0.03

DILUTED EARNING (LOSS) PER SHARE	$0.00	$(0.01)	$(0.01)	$0.03

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	223,425,846	81,189,871	184,830,379	73,766,143

DILUTED	2,124,796,718	81,189,871	184,830,379	73,766,143

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2019
			Additional			Additional
	Preferred Stock		Paid-in	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	-	-	-	60,639,308	6,064	11,646,932	(28,653,206)	(17,000,210)

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	27,394,459	2,739	688,912	-	691,651

Net Income	-	-	-	-	-	-	2,540,681	2,540,681

Balance at June 30, 2019 (unaudited)	-	$-	$-	88,033,767	$8,803	$12,335,844	$(26,112,525)	$(13,767,878)

	SIX MONTHS ENDED JUNE 30, 2020
			Additional			Additional
	Preferred Stock		Paid-in	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	-	-	-	133,912,520	13,391	12,301,739	(24,530,841)	(12,215,711)

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	148,822,552	14,882	398,852	-	413,734

Net Income	-	-	-	-	-	-	(931,259)	(931,259)

Balance at June 30, 2020 (unaudited)	-	$-	$-	282,735,072	$28,273	$12,700,591	$(25,462,100)	$(12,733,236)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Six Months Ended
	June 30, 2020	June 20, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(931,259)	$2,540,681
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	2,182	3,045
(Gain) Loss on net change in derivative liability	169,011	(3,770,118)
Loss on conversion of debt	-	404,741
Amortization of debt discount recognized as interest expense	320,742	337,889
(Increase) Decrease in Changes in Assets
Prepaid expenses	11,854	(7,219)
Increase (Decrease) in Changes in Liabilities
Accounts payable	109	5,278
Accrued expenses	162,843	122,173

NET CASH USED IN OPERATING ACTIVITIES	(264,518)	(363,530)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	265,500	354,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	265,500	354,000

NET INCREASE (DECREASE) IN CASH	982	(9,530)

CASH, BEGINNING OF PERIOD	61,794	82,697

CASH, END OF PERIOD	$62,776	$73,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$439	$534
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$413,734	$691,651
Fair value of initial derivative	$265,500	$169,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2019.

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

	Useful Lives	6/30/20	12/31/19
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(13,601)	(12,090)
		$31,735	$33,246

Amortization expense for the six months ended June 30, 2020 and the year ended December 31, 2019 was $1,511 and $1,511, respectively.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of June 30, 2020, 15,950,000 stock options are outstanding.

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

For the six months ended June 30, 2020, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has included 15,950,000 stock options and the shares issuable from convertible debt of $2,739,790, because their impact was dilutive.

For the six months ended June 30, 2019, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options, and the shares issuable from convertible debt of $2,839,026, because their impact was anti-dilutive.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2020, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2020:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$9,353,713	$-	$-	$9,353,713
Total Liabilities measured at fair value	$9,353,713	$-	$-	$9,353,713

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2019	$8,919,202
Fair value of derivative liabilities issued	265,500
Gain on change in derivative liability	(169,011)
Balance as of June 30, 2020	$9,353,713

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the six months ended June 30, 2020, the Company issued 148,822,552 shares of common stock upon conversion of convertible promissory notes in the amount of $379,744, plus accrued interest of $32,490, and other fees of $1,500 at prices ranging from $0.00140 - $0.0072. The Company had no gain or loss upon conversion, since the conversions were made under the terms of the agreements.

During the six months ended June 30, 2019, the Company issued 27,394,459 shares of common stock upon conversion of convertible promissory notes in the amount of $259,134, plus accrued interest of $27,776, with an aggregate fair value loss of $404,741 at prices ranging from $0.0192 - $0.0341.

4.	STOCK OPTIONS

Stock Options

The Company did not grant any stock options during the three months ended June 30, 2020 and 2019, respectively.

	6/30/2020		6/30/2019
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,950,000	$0.23	15,950,000	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23
Exercisable as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

4.	STOCK OPTIONS (Continues)

The weighted average remaining contractual life of options outstanding as of June 30, 2020 and 2019 was as follows:

6/30/2020				6/30/2019
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.09	2,450,000	2,450,000	1.73	$0.09	2,450,000	2,450,000	2.73
$0.26	13,500,000	13,500,000	2.18	$0.26	13,500,000	13,500,000	3.18
	15,950,000	15,950,000			15,950,000	15,950,000

The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2020 and 2019, related to the granting of these options was $0 and $0, respectively.

As of June 30, 2020 and 2019, respectively, there was no intrinsic value with regards to the outstanding options.

5.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2020, the outstanding convertible promissory notes net of debt discount are summarized as follows:

Convertible Promissory Notes, net of debt discount	$2,539,374
Less current portion	785,694
Total long-term liabilities	$1,753,680

Maturities of long-term debt, net of debt discount for the next four years are as follows:

June 30,	Amount
2021	986,110
2022	581,680
2023	1,047,000
2024	125,000
$2,739,790

At June 30, 2020, the Company had $2,739,790 in convertible promissory notes, which had a remaining debt discount of $200,416, leaving a net balance of $2,739,790.

The Company issued an unsecured convertible promissory note (the “May 2014 Note”), in the amount of $500,000 on May 2, 2014, the effective date. The May Note shall mature on May 2, 2022. The May 2014 Note bears interest at 10% per annum. The May 2014 Note is convertible into shares of the Company’s common stock at a conversion price of the lesser of a) $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the May 2014 Note has been determined by using the Binomial lattice formula from the effective date of each tranche. During the six months ended June 30, 2020, the Company issued 24,924,555 shares of common stock upon conversion of principal in the amount of $26,470, plus accrued interest of $14,314. The May 2014 Note was converted based on the terms of the agreement, and the Company did not recognize a gain or loss on the conversion in the financials. The May 2014 Note was converted based on the terms of the agreement and no gain or loss was recognized in the financials. As of June 30, 2020, the remaining balance of the May 2014 Note was $71,680.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued various unsecured convertible promissory notes (the “2015-2018 Notes”) in the aggregate amount of $2,500,000 on various dates from January 30, 2015 through January 17, 2019, the effective dates. The 2015-2018 Notes were extended and shall mature on dates from January 30, 2023 thru January 17, 2024. The 2015-2018 Notes bear an interest rate of 10% per annum. The 2015-2018 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the a) the lesser of $0.03 to $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance within the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the 2015-2018 Notes have been determined by using the Binomial lattice formula from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $801 during the six months ended June 30, 2020. As of June 30, 2020, the 2015-2018 Notes had a remaining aggregate balance of $2,340,000.

The Company issued various unsecured convertible promissory notes (the “Feb-Apr 2019 Notes”) in the aggregate principal amount of $107,000. The Company paid an original issue discount of $4,000 and received funds in the amount of $103,000. The Feb 2019 tranche was extended to August 22, 2020. The Apr 2019 Note matures on October 11, 2020. The Feb-Apr 2019 Notes bear interest at 10% per annum. The Feb-Apr 2019 Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price during the fifteen (15)-trading-day period prior to the conversion date. The parties agree that if the shares of common stock issuable upon conversion of these Feb-Apr 2019 Notes are not delivered by the deadline, the Borrower shall pay to the holder of the Feb-Apr 2019 Notes $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Feb-Apr 2019 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb-Apr 2019 Notes. The fair value of the Feb-Apr 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. During the period ended June 30, 2020, the Company issued 27,903,524 shares of common stock upon conversion of $63,274 in principal, accrued interest of $3,676 and $1,500 in other fees. The Feb-Apr 2019 Notes were converted based on the terms of the agreement and the Company did not recognized a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $21,801 during the six months ended June 30, 2020. The Feb-Apr 2019 Notes as of June 30, 2020, had a remaining balance of $9,110.

The Company issued an unsecured convertible promissory note on July 16, 2019 (the “July 2019 Note”), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The July 2019 Note matured on July 16, 2020. The July 2019 Note bears interest at 10% per annum. The July 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the July 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the July 2019 Note. The fair value of the July 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. During the period ended June 30, 2020, the Company issued 8,248,918 shares of common stock upon conversion of principal in the amount of $53,000, plus interest of $2,650. The July 2019 Note was converted based on the terms of the agreement, and the Company did not recognize a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $28,672 during the six months ended June 30, 2020. The July 2019 Note as of June 30, 2020 had a remaining balance of $0.

The Company issued an unsecured convertible promissory note on August 8, 2019 (the “August 2019 Note”), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The August 2019 Note shall mature on August 8, 2020. The August 2019 Note bears interest at 10% per annum. The August 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the August 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the August 2019 Note. The fair value of the August 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $26,604 during the six months ended June 30, 2020. The August 2019 Note had a remaining balance of $53,500 as of June 30, 2020.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on August 29, 2019 (the “August 29, 2019 Note”), in the aggregate principal amount of $63,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $60,000. The August 29, 2019 Note matures on August 29, 2020. The August 29, 2019 Note bears an interest at 10% per annum. The August 29, 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the August 29, 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the August 29, 2019 Note. The fair value of the August 29, 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the six months ended June 30, 2020, the Company issued 13,624,762 upon conversion in principal of $63,000, plus accrued interest of $3,150. The August 2019 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $24,408 during the six months ended June 30, 2020. The August 2019 Note as of June 30, 2020 has a remaining balance of $0.

The Company issued an unsecured convertible promissory note on October 1, 2019 (the “Oct 2019 Note”), in the aggregate principal amount of $63,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $60,000. The October 1, 2019 Note matures on October 1, 2020. The Oct 2019 Note bears interest at 10% per annum. The Oct 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Oct 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Oct 2019 Note. The fair value of the Oct 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the six months ended June 30, 2020, the Company issued 28,413,462 shares of common stock upon conversion of principal of $63,000, plus accrued interest of $3,150. The Oct 2019 Note was converted based on the terms of the agreement and the Company did not recognized a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $47,336 during the six months ended June 30, 2020. The Oct 2019 Note as of June 30, 2020, had a remaining balance of $0.

The Company issued an unsecured convertible promissory note on November 4, 2019 (the “Nov 2019 Note”), in the aggregate principal amount of $58,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $55,000. The November 4, 2019 Note matures on November 4, 2020. The Nov 2019 Note bears interest at 10% per annum. The Nov 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Nov 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Nov 2019 Note. The fair value of the Nov 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the six months ended June 30, 2020, the Company issued 24,588,385 shares of common stock upon conversion of $58,000 in principal, plus accrued interest of $ 2,900. The Nov 2019 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $48,967 during the six months ended June 30, 2020. The Nov 2019 Note as of June 30, 2020 had a remaining balance of $0.

The Company issued an unsecured convertible promissory note on December 20, 2019 (the “Dec 2019 Note”), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The December 20, 2019 Note matures on December 20, 2020. The Dec 2019 Note bears an interest at 10% per annum. The Dec 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Dec 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 2019 Note. The fair value of the Dec 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the six months ended June 30, 2020, the Company issued 21,118,946 shares of common stock upon the conversion of principal of $53,000, plus accrued interest of $2,650. The Dec 2019 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on the conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $51,407 during the six months ended June 30, 2020. The Dec 2019 Note as of June 30, 2020, had a remaining balance of $0.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on January 23, 2020 (the “Jan 2020 Note”), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The January 23, 2020 Note matures on January 23, 2021. The Jan 2020 Note bears interest at 10% per annum. The Jan 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jan 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan 2020 Note. The fair value of the Jan 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $23,025 during the six months ended June 30, 2020. The Jan 2020 Note as of June 30, 2020 had a remaining balance of $53,000.

The Company issued an unsecured convertible promissory note on February 13, 2020 (the “Feb 2020 Note”), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The Feb 2020 Note matures on February 13, 2021. The Feb 2020 Note bears interest at 10% per annum. The Feb 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Feb 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2020 Note. The fair value of the Feb 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $20,026 during the six months ended June 30, 2020. The Feb 2020 Note as of June 30, 2020 had a remaining balance of $53,500.

The Company issued an unsecured convertible promissory note on March 2, 2020 (the “Mar 2020 Note”), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The March 2, 2020 Note matures on March 2, 2021. The Mar 2020 Note bears interest at 10% per annum. The Mar 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Mar 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Mar 2020 Note. The fair value of the Mar 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $17,389 during the six months ended June 30, 2020. The Mar 2020 Note as of June 30, 2020 had a remaining balance of $53,000.

The Company issued an unsecured convertible promissory note on April 28, 2020 (the “Apr 2020 Note”), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The April 28, 2020 Note matures on April 28, 2021. The Apr 2020 Note bears interest at 10% per annum. The Apr 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Apr 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The fair value of the Apr 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $9,148 during the six months ended June 30, 2020. The Apr 2020 Note as of June 30, 2020 had a remaining balance of $53,000.

The Company issued an unsecured convertible promissory note on June 22, 2020 (the Jun 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The June 22, 2020 Note matures on June 22, 2021. The Jun 2020 Note bears interest at 10% per annum. The Jun 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jun 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jun 2020 Note. The fair value of the Jun 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,158 during the six months ended June 30, 2020. The Jun 2020 Note as of June 30, 2020 had a remaining balance of $53,000.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

During the six months ended June 30, 2020, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $265,500, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the six months ended June 30, 2020, the Company converted $379,744 in principal of convertible notes, plus accrued interest of $32,490, and other fees of $1,500. At June 30, 2020, the fair value of the derivative liability was $9,353,713.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

6/30/2020

Risk free interest rate	0.14% - 1.47%
Stock volatility factor	131.0% -203.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

7.	COMMITMENTS AND CONTINGENCIES

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

At June 30, 2020, there were no legal proceedings against the Company.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

8.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On July 2, 2020 the Company issued 11,045,019 shares of common stock upon conversion of principal in the amount of $10,430, plus accrued interest of $5,769 according to the conditions of the convertible note dated as of May 2, 2014.

On July 6, 2020 the Company issued 6,364,357 shares of common stock upon conversion of principal in the amount of $9,110, plus accrued interest of $2,675, and other fees of $250 according to the conditions of the convertible note dated as of April 5, 2019.

On July 6, 2020 the Company issued 8,000,000 shares of common stock upon conversion of principal in the amount of $14,128, plus other fees of $1,000 according to the conditions of the convertible note dated as of August 8, 2019.

On July 13, 2020 the Company issued 5,000,000 shares of common stock upon conversion of principal in the amount of $9,980, plus other fees of $1,000 according to the conditions of the convertible note dated as of August 8, 2019.

On July 20, 2020 the Company issued 8,000,000 shares of common stock upon conversion of principal in the amount of $16,568, plus other fees of $1,000 according to the conditions of the convertible note dated as of August 8, 2019.

On July 24, 2020 the Company issued 6,976,744 shares of common stock upon conversion of principal in the amount of $30,000 according to the conditions of the convertible note dated as of January 23, 2019.

On July 27, 2020 the Company issued 5,343,750 shares of common stock upon conversion of principal in the amount of $23,000 plus accrued interest of $2,650 according to the conditions of the convertible note dated as of January 23, 2019.

On July 28, 2020 the Company issued 11,031,846 shares of common stock upon conversion of principal in the amount of $10,370, plus accrued interest of $5,810.04 according to the conditions of the convertible note dated as of May 2, 2014.

On August 3, 2020, the Company entered into a convertible promissory note with an investor providing for the sale by the Company of a 10% unsecured convertible note (the “August 3, 2020 Note”) in the principal amount of $53,000. The August 3, 2020 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average of the two lowest (1) day trading prices for common stock during the fifteen (15) trading day period prior to the conversion date.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended June 30, 2020, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $17,647 to $100,240 for the three months ended June 30, 2020, compared to $117,887 for the prior period ended June 30, 2019. This decrease in G&A expenses was the result of a decrease in insurance expense and professional fees.

Research and Development

Research and Development (“R&D”) expenses decreased by $4,921 to $40,212 for the three months ended June 30, 2020, compared to $45,133 for the prior period ended June 30, 2019. This overall decrease in R&D expenses was the result of a decrease in consulting services.

Depreciation

Depreciation expense for the three months ended June 30, 2020 and 2019 was $1,091 and $1,317, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $7,051,392 to $6,275,796 for the three months ended June 30, 2020, compared to $(775,596) for the prior period ended June 30, 2019. The decrease in other income and (expenses) was the result of an increase in non-cash gain on change in fair value of the derivative instruments of $6,838,090, a decrease in interest expense of $13,100, which includes non-cash expense of amortization of debt discount in the amount of $5,453, a decrease in fair value loss on conversion of debt of $200,207 and interest income of $5. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net income for the three months ended June 30, 2020 was $6,134,253, compared to a net loss of $(939,933) for the prior period ended June 30, 2019. The increase in net income was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations – Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $4,961 to $219,059 for the six months ended June 30, 2020, compared to $224,020 for the prior period ended June 30, 2019. This decrease in G&A expenses was the result of a decrease in insurance expense and travel expense.

Research and Development

Research and Development (“R&D”) expenses decreased by $36,302 to $83,832 for the six months ended June 30, 2020, compared to $120,134 for the prior period ended June 30, 2019. This overall decrease in R&D expenses was the result of a decrease in consulting services and third-party services.

Depreciation

Depreciation expense for the six months ended June 30, 2020 and 2019 was $2,182 and $3,045, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $3,514,066 to $(626,186) for the six months ended June 30, 2020, compared to $2,887,880 for the prior period ended June 30, 2019. The decrease in other income and (expenses) was the result of an decrease in non-cash gain on change in fair value of the derivative instruments of $3,939,129, a decrease in interest expense of $20,327, which includes non-cash expense of amortization of debt discount in the amount of $17,147, a decrease in fair value loss on conversion of debt of $404,741 and interest income of $5. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net loss for the six months ended June 30, 2020 was $(931,259), compared to a net income of $2,540,681 for the prior period ended June 30, 2019. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues during the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended June 30, 2020, we did not generate any revenues, incurred a net loss of $931,259, due to an overall change in non-cash derivative liability, and used cash of $264,518 in operations. As of June 30, 2020, we had a working capital deficit of $11,017,934 and a shareholders’ deficit of $12,733,236. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the three months ended June 30, 2020, we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

As of June 30, 2020, we had a working capital deficit of $11,017,934 compared to a working capital deficit of $10,048,922 for the year ended December 31, 2019. This increase in working capital deficit of $969,012 was due primarily to a decrease in prepaid expenses, derivative liability associated with our outstanding notes, with an increase in accounts payable, and accrued expenses.

During the six months ended June 30, 2020, we used $264,518 of cash for operating activities, as compared to $363,530 for the prior period ended June 30, 2019. The decrease in the use of cash for operating activities for the current period was a result of a decrease in research and development cost, compared to the prior six months ended June 30, 2019.

Cash provided from financing activities was $265,500 for the six months ended June 30, 2020, as compared to $354,000 for the prior period ended June 30, 2020. The decrease was due to decline in equity financing during the current period. The convertible notes are convertible into shares of common stock, which have limitations on conversion. The lender is limited to no more than a 4.99% beneficial ownership of the outstanding shares of common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Exchange Act of 1934, as amended. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2019, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of June 30, 2020 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies that increase the capacity and reduce the cost of storing electrical energy. We are currently focusing on developing a high capacity silicon anode material technology to increase the storage capacity and reduce cost of the future generation of lithium-ion batteries for electric vehicles by 2021.

Our plan of operation within the next three months is to utilize our cash balances to work on developing a new EV battery material processing technology.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next two months. Management estimates that it will require additional cash resources during 2020, based upon its current operating plan and condition. We do not expect increased expenses during the third quarter of 2020.  We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next three months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2020, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 9, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2020, the Company issued 116,288,050 shares of common stock upon conversion of $237,312 in principal, plus accrued interest of $22,145, and other fees of $1,000, with prices ranging from $0.001708 to $0.0027.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Convertible Promissory Note dated January 23, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2020)
10.2	Securities Purchase Agreement dated January 23, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2020)
10.3	Convertible Promissory Note dated February 13, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2020)
10.4	Securities Purchase Agreement dated February 13, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2020)
10.5	Convertible Promissory Note dated March 2, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2020)
10.6	Securities Purchase Agreement dated March 2, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2020)
10.7	Convertible Promissory Note dated April 23, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2020)
10.8	Securities Purchase Agreement dated April 23, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2020)
10.9	Securities Purchase Agreement, dated August 3, 2020
10.10	Convertible Promissory Note dated August 3, 2020
31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).
32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 5, 2020.

BIOSOLAR, INC.

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)