Form 10-Q
period 2020-09-30
BioSolar Inc
filed 2020-11-09
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

The number of shares of registrant’s common stock issued and outstanding as of October 26, 2020 was 378,281,687.

BIOSOLAR, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSOLAR, INC.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$90,766	$61,794
Prepaid expenses	23,640	29,956

TOTAL CURRENT ASSETS	114,406	91,750

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(31,688)	(30,681)

NET PROPERTY AND EQUIPMENT	5,537	6,544

OTHER ASSETS
Patents, net of amortization of $14,356 and $12,090, respectively	30,980	33,246
Deposit	770	770

TOTAL OTHER ASSETS	31,750	34,016

TOTAL ASSETS	$151,693	$132,310

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$939	$58
Accrued expenses	972,446	830,425
Derivative liability	25,261,322	8,919,202
Convertible promissory notes net of debt discount of $271,816 and $254,896, respectively	946,008	390,987

TOTAL CURRENT LIABILITIES	27,180,715	10,140,672

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $0 and $801, respectively	1,541,880	2,207,349

TOTAL LONG TERM LIABILITIES	1,541,880	2,207,349

TOTAL LIABILITIES	28,722,595	12,348,021

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 369,109,960 and 133,912,520 shares issued and outstanding, respectively	36,910	13,391
Preferred treasury stock, 1000 and 0 shares outstanding, respectively	-	-
Additional paid in capital	12,916,414	12,301,739
Accumulated deficit	(41,524,226)	(24,530,841)

TOTAL SHAREHOLDERS’ DECIFIT	(28,570,902)	(12,215,711)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$151,693	$132,310

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	122,477	103,260	341,536	327,281
Research and development	34,750	60,471	118,582	180,604
Depreciation and amortization	1,092	2,752	3,274	5,798

TOTAL OPERATING EXPENSES	158,319	166,483	463,392	513,683

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(158,319)	(166,483)	(463,392)	(513,683)

OTHER INCOME/(EXPENSES)
Interest income	57	10	69	27
Loss on conversion of debt	-	-	-	-
Gain (Loss) on change in derivative liability	(15,695,109)	(454,353)	(15,864,120)	2,911,025
Interest expense	(208,755)	(235,160)	(665,942)	(712,674)

TOTAL OTHER INCOME (EXPENSES)	(15,903,864)	(689,503)	(16,529,993)	2,198,378

NET INCOME (LOSS)	$(16,062,126)	$(855,986)	$(16,993,385)	$1,684,695

BASIC EARNINGS (LOSS) PER SHARE	$(0.06)	$(0.01)	$(0.07)	$0.03

DILUTED EARNINGS (LOSS)	$-	$-	$-	$-

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	283,566,685	93,186,368	237,924,548	63,493,152
DILUTED	283,566,685	93,186,368	237,924,548	63,493,152

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2019
			Additional			Additional
	Preferred Stock		Paid-in	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	-	-	-	60,639,308	6,064	11,646,932	(28,653,206)	(17,000,210)

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	50,016,700	5,002	1,269,040	-	1,274,042

Net Income	-	-	-	-	-	-	1,684,695	1,684,695

Balance at September 30, 2019 (unaudited)	-	$-	$-	110,656,008	$11,066	$12,915,972	$(26,968,511)	$(14,041,473)

	NINE MONTHS ENDED SEPTEMBER 30, 2020
			Additional			Additional
	Preferred Stock		Paid-in	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	-	-	-	133,912,520	13,391	12,301,739	(24,530,841)	(12,215,711)

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	235,197,440	23,519	614,675	-	638,194

Net Income	-	-	-	-	-	-	(16,993,385)	(16,993,385)

Balance at September 30, 2020 (unaudited)	-	$-	$-	369,109,960	$36,910	$12,916,414	$(41,524,226)	$(28,570,902)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(16,993,385)	$1,684,695
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	3,273	5,798
(Gain) Loss on net change in derivative liability	15,864,120	(2,911,025)
Amortization of debt discount recognized as interest expense	461,881	500,697
(Increase) Decrease in Changes in Assets
Prepaid expenses	6,316	(6,303)
Increase (Decrease) in Changes in Liabilities
Accounts payable	881	(741)
Accrued expenses	207,886	194,259

NET CASH USED IN OPERATING ACTIVITIES	(449,028)	(532,620)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	478,000	523,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	478,000	523,500

NET INCREASE (DECREASE) IN CASH	28,972	(9,120)

CASH, BEGINNING OF PERIOD	61,794	82,697

CASH, END OF PERIOD	$90,766	$73,577

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$925	$534
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$638,194	$1,274,042
Fair value of initial derivative	$478,000	$489,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2019.

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

	Useful Lives	9/30/20	12/31/19
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(14,356)	(12,090)
		$30,980	$33,246

Amortization expense for the nine months ended September 30, 2020 and the year ended December 31, 2019 was $2,266 and $1,511, respectively.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of September 30, 2020, 15,950,000 stock options are outstanding.

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

For the nine months ended September 30, 2020, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has included 15,950,000 stock options and the shares issuable from convertible debt of $2,759,704, because their impact was dilutive.

For the nine months ended September 30, 2019, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options, and the shares issuable from convertible debt of $2,602,220, because their impact was anti-dilutive.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2020, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2020:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$25,261,322	$-	$-	$25,261,322
Total Liabilities measured at fair value	$25,261,322	$-	$-	$25,261,322

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2019	$8,919,202
Fair value of derivative liabilities issued	478,000
Loss on change in derivative liability	15,864,120
Balance as of September 30, 2020	$25,261,322

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the nine months ended September 30, 2020, the Company issued 235,197,440 shares of common stock upon conversion of convertible promissory notes in the amount of $572,329, plus accrued interest of $61,115, and other fees of $4,750 at prices ranging from $0.00140 - $0.0285. The Company had no gain or loss upon conversion, since the conversions were made under the terms of the agreements.

During the nine months ended September 30, 2019, the Company issued 50,016,700 shares of common stock upon conversion of convertible promissory notes in the amount of $431,875, plus accrued interest of $53,083, with an aggregate fair value loss on conversion of $789,084 at prices ranging from $0.0192 - $0.0437.

4.	STOCK OPTIONS

Stock Options

The Company did not grant any stock options during the three months ended September 30, 2020 and 2019, respectively.

	9/30/2020		9/30/2019
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,950,000	$0.23	15,950,000	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23
Exercisable as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

4.	STOCK OPTIONS (Continues)

The weighted average remaining contractual life of options outstanding as of September 30, 2020 and 2019 was as follows:

9/30/2020				9/30/2019
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.09	2,450,000	2,450,000	1.73	$0.09	2,450,000	2,450,000	2.73
$0.26	13,500,000	13,500,000	2.18	$0.26	13,500,000	13,500,000	3.18
	15,950,000	15,950,000			15,950,000	15,950,000

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2020 and 2019, related to the granting of these options was $0 and $0, respectively.

As of September 30, 2020 and 2019, respectively, there was no intrinsic value with regards to the outstanding options.

5.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2020, the outstanding convertible promissory notes net of debt discount are summarized as follows:

Convertible Promissory Notes, net of debt discount	$2,487,888
Less current portion	946,008
Total long-term liabilities	$1,541,880

Maturities of long-term debt, net of debt discount for the next four years are as follows:

June 30,	Amount
2021	1,217,824
2022	473,880
2023	993,000
2024	75,000
$2,759,704

At September 30, 2020, the Company had outstanding convertible promissory notes in the amount of $2,759,704, which had a remaining debt discount of $271,816, leaving a net balance of $2,487,888.

The Company issued an unsecured convertible promissory note (the “May 2014 Note”), in the amount of $500,000 on May 2, 2014, the effective date. The May Note shall mature on May 2, 2022. The May 2014 Note bears interest at 10% per annum. The May 2014 Note is convertible into shares of the Company’s common stock at a conversion price of the lesser of a) $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the May 2014 Note has been determined by using the Binomial lattice formula from the effective date of each tranche. During the nine months ended September 30, 2020, the Company issued 64,094,322 shares of common stock upon conversion of principal in the amount of $63,270, plus accrued interest of $34,963. The May 2014 Note was converted based on the terms of the agreement, and the Company did not recognize a gain or loss on the conversion in the financials. As of September 30, 2020, the remaining balance of the May 2014 Note was $34,880.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued various unsecured convertible promissory notes (the “2015-2018 Notes”) in the aggregate amount of $2,500,000 on various dates from January 30, 2015 through January 17, 2019, the effective dates. The maturity dates of the 2015-2018 Notes were extended, and as result, mature on dates from January 30, 2023 thru January 17, 2024. The 2015-2018 Notes bear an interest rate of 10% per annum. The 2015-2018 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the a) the lesser of $0.03 to $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance within the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the 2015-2018 Notes have been determined by using the Binomial lattice formula from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $801 during the nine months ended September 30, 2020. As of September 30, 2020, the 2015-2018 Notes had a remaining aggregate balance of $2,340,000.

The Company issued various unsecured convertible promissory notes (the “Feb-Apr 2019 Notes”) in the aggregate principal amount of $107,000. The Company paid an original issue discount of $4,000 and received funds in the amount of $103,000. The Feb 2019 tranche was extended to August 22, 2020. The Apr 2019 Note matures on October 11, 2020. The Feb-Apr 2019 Notes bear interest at 10% per annum. The Feb-Apr 2019 Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price during the fifteen (15)-trading-day period prior to the conversion date. The parties agree that if the shares of common stock issuable upon conversion of these Feb-Apr 2019 Notes are not delivered by the deadline, the Borrower shall pay to the holder of the Feb-Apr 2019 Notes $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Feb-Apr 2019 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb-Apr 2019 Notes. The fair value of the Feb-Apr 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. During the period ended September 30, 2020, the Company issued 34,267,881 shares of common stock upon conversion of $72,384 in principal, accrued interest of $6,351 and $1,750 in other fees. The Feb-Apr 2019 Notes were converted based on the terms of the agreement and the Company did not recognized a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $21,801 during the nine months ended September 30, 2020. The Feb-Apr 2019 Notes was fully converted as of September 30, 2020.

The Company issued an unsecured convertible promissory note on July 16, 2019 (the “July 2019 Note”), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The July 2019 Note matured on July 16, 2020. The July 2019 Note bears interest at 10% per annum. The July 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the July 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the July 2019 Note. The fair value of the July 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. During the period ended September 30, 2020, the Company issued 8,248,918 shares of common stock upon conversion of principal in the amount of $53,000, plus interest of $2,650. The July 2019 Note was converted based on the terms of the agreement, and the Company did not recognize a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $28,672 during the nine months ended September 30, 2020. The July 2019 Note was fully converted as of September 30, 2020.

The Company issued an unsecured convertible promissory note on August 8, 2019 (the “August 2019 Note”), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The August 2019 Note shall mature on February 14, 2021. The August 2019 Note bears interest at 10% per annum. The August 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the August 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the August 2019 Note. The fair value of the August 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. The Company issued 21,000,000 shares of common stock upon conversion of principal in the amount of $40,676, plus other fees of $3,000. The August 2019 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $32,305 during the nine months ended September 30, 2020. The August 2019 Note as of September 30, 2020 had a remaining balance of $12,824.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on August 29, 2019 (the “August 29, 2019 Note”), in the aggregate principal amount of $63,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $60,000. The August 29, 2019 Note matures on August 29, 2020. The August 29, 2019 Note bears an interest at 10% per annum. The August 29, 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the August 29, 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the August 29, 2019 Note. The fair value of the August 29, 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the nine months ended September 30, 2020, the Company issued 13,624,762 shares of common stock upon conversion in principal of $63,000, plus accrued interest of $3,150. The August 2019 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $24,408 during the nine months ended September 30, 2020. The August 2019 Note was fully converted as of September 30, 2020.

The Company issued an unsecured convertible promissory note on October 1, 2019 (the “Oct 2019 Note”), in the aggregate principal amount of $63,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $60,000. The October 1, 2019 Note matures on October 1, 2020. The Oct 2019 Note bears interest at 10% per annum. The Oct 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Oct 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Oct 2019 Note. The fair value of the Oct 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the nine months ended September 30, 2020, the Company issued 28,413,462 shares of common stock upon conversion of principal of $63,000, plus accrued interest of $3,150. The Oct 2019 Note was converted based on the terms of the agreement and the Company did not recognized a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $47,336 during the nine months ended September 30, 2020. The Oct 2019 Note was fully converted as of September 30, 2020.

The Company issued an unsecured convertible promissory note on November 4, 2019 (the “Nov 2019 Note”), in the aggregate principal amount of $58,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $55,000. The November 4, 2019 Note matures on November 4, 2020. The Nov 2019 Note bears interest at 10% per annum. The Nov 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Nov 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Nov 2019 Note. The fair value of the Nov 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the nine months ended September 30, 2020, the Company issued 24,588,385 shares of common stock upon conversion of $58,000 in principal, plus accrued interest of $ 2,900. The Nov 2019 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $48,967 during the nine months ended September 30, 2020. The Nov 2019 Note was fully converted as of September 30, 2020.

The Company issued an unsecured convertible promissory note on December 20, 2019 (the “Dec 2019 Note”), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The December 20, 2019 Note matures on December 20, 2020. The Dec 2019 Note bears an interest at 10% per annum. The Dec 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Dec 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 2019 Note. The fair value of the Dec 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the nine months ended September 30, 2020, the Company issued 21,118,946 shares of common stock upon the conversion of principal of $53,000, plus accrued interest of $2,650. The Dec 2019 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on the conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $51,407 during the nine months ended September 30, 2020. The Dec 2019 Note was fully converted as of September 30, 2020.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on January 23, 2020 (the “Jan 2020 Note”), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The January 23, 2020 Note matures on January 23, 2021. The Jan 2020 Note bears interest at 10% per annum. The Jan 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jan 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan 2020 Note. The fair value of the Jan 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the nine months ended September 30, 2020, the Company issued 12,320,494 of common stock upon conversion of $53,000 in principal, plus accrued interest of $2,650. The Jan 2020 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on the conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $53,000 during the nine months ended September 30, 2020. The Jan 2020 Note was fully converted as of September 30, 2020.

The Company issued an unsecured convertible promissory note on February 13, 2020 (the “Feb 2020 Note”), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The Feb 2020 Note matures on February 13, 2021. The Feb 2020 Note bears interest at 10% per annum. The Feb 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Feb 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2020 Note. The fair value of the Feb 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $33,474 during the nine months ended September 30, 2020. The Feb 2020 Note as of September 30, 2020 had a remaining balance of $53,500.

The Company issued an unsecured convertible promissory note on March 2, 2020 (the “Mar 2020 Note”), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The March 2, 2020 Note matures on March 2, 2021. The Mar 2020 Note bears interest at 10% per annum. The Mar 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Mar 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Mar 2020 Note. The fair value of the Mar 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the nine months ended September 30, 2020, the Company issued 7,520,270 shares of common stock upon conversion in principal of $53,000, plus accrued interest of $2,650. The Mar 2020 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on the conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $53,000 during the nine months ended September 30, 2020. The Mar 2020 Note was fully converted as of September 30, 2020.

The Company issued an unsecured convertible promissory note on April 28, 2020 (the “Apr 2020 Note”), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The April 28, 2020 Note matures on April 28, 2021. The Apr 2020 Note bears interest at 10% per annum. The Apr 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Apr 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The fair value of the Apr 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $22,507 during the nine months ended September 30, 2020. The Apr 2020 Note as of September 30, 2020 had a remaining balance of $53,000.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on June 22, 2020 (the Jun 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The June 22, 2020 Note matures on June 22, 2021. The Jun 2020 Note bears interest at 10% per annum. The Jun 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jun 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jun 2020 Note. The fair value of the Jun 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $14,521 during the nine months ended September 30, 2020. The Jun 2020 Note as of September 30, 2020 had a remaining balance of $53,000.

The Company issued an unsecured convertible promissory note on July 6, 2020 (the Jul 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The Jul 2020 Note matures on July 6, 2021. The Jul 2020 Note bears interest at 10% per annum. The Jul 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jul 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jul 2020 Note. The fair value of the Jul 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $12,488 during the nine months ended September 30, 2020. The Jul 2020 Note as of September 30, 2020 had a remaining balance of $53,000.

The Company issued an unsecured convertible promissory note on August 4, 2020 (the Aug 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The August 4, 2020 Note matures on August 4, 2021. The Aug 2020 Note bears interest at 10% per annum. The Aug 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Aug 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Aug 2020 Note. The fair value of the Aug 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $8,422 during the nine months ended September 30, 2020. The Aug 2020 Note as of September 30, 2020 had a remaining balance of $53,000.

The Company issued an unsecured convertible promissory note on August 17, 2020 (the “Aug 2020 Note”), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The Aug 2020 Note matures on August 17, 2021. The Aug 2020 Note bears interest at 10% per annum. The Aug 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Aug 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Aug 2020 Note. The fair value of the Aug 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $33,474 during the nine months ended September 30, 2020. The Aug 2020 Note as of September 30, 2020 had a remaining balance of $53,500.

The Company issued an unsecured convertible promissory note on September 14, 2020 (the Sep 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The September 14, 2020 Note matures on September 14, 2021. The Sep 2020 Note bears interest at 10% per annum. The Sep 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Sep 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Sep 2020 Note. The fair value of the Sep 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $8,422 during the nine months ended September 30, 2020. The Sep 2020 Note as of September 30, 2020 had a remaining balance of $53,000.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

During the nine months ended September 30, 2020, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $478,000, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the nine months ended September 30, 2020, the Company converted $572,329 in principal of convertible notes, plus accrued interest of $61,115, and other fees of $4,750. At September 30, 2020, the fair value of the derivative liability was $25,261,322.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

9/30/2020

Risk free interest rate	0.12% - 0.28%
Stock volatility factor	153.0% -246.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

7.	COMMITMENTS AND CONTINGENCIES

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

At September 30, 2020, there were no legal proceedings against the Company.

BIOSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

8.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On October 8, 2020 the Company issued 17,171,727 shares of common stock upon conversion of principal in the amount of $15,940, plus accrued interest of $9,245 according to the conditions of the convertible note dated as of May 2, 2014.

On October 12, 2020, an addendum was executed for the Bountiful convertible note dated October 1, 2015, to extend the maturity date to October 1, 2023.

On October 13, 2020, the Company received funds of $25,000 on the convertible note dated February 26, 2018.

On October 28, 2020 the Company issued 3,921,569 shares of common stock upon conversion of principal in the amount of $20,000 according to the conditions of the convertible note dated as of April 23, 2020.

On October 30, 2020 the Company issued 8,695,122 shares of common stock upon conversion of principal in the amount of $33,000, plus accrued interest of $2,650 according to the conditions of the convertible note dated as of April 23, 2020.

On November 2, 2020, the Company entered into a securities purchase agreement in the amount of $53,000 less other fees of $3,000 for net funds of $50,000.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2020, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $19,217 to $122,477 for the three months ended September 30, 2020, compared to $103,260 for the prior period ended September 30, 2019. This increase in G&A expenses was the result of an increase in salary expense and professional fees.

Research and Development

Research and Development (“R&D”) expenses decreased by $25,721 to $34,750 for the three months ended September 30, 2020, compared to $60,471 for the prior period ended September 30, 2019. This overall decrease in R&D expenses was the result of a decrease in consulting services.

Depreciation

Depreciation expense for the three months ended September 30, 2020 and 2019 was $1,092 and $2,752, respectively.

Other Income/(Expenses)

Other income and (expenses) increased by $(15,214,304) to $(15,904,807) for the three months ended September 30, 2020, compared to $(689,503) for the prior period ended September 30, 2019. The increase in other income and (expenses) was the result of an increase in non-cash gain on change in fair value of the derivative instruments of $15,240,756, a decrease in interest expense of $26,405, which includes non-cash expense of amortization of debt discount in the amount of $21,708, and interest income of $47. The increase in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments.

Net Income (Loss)

Our net loss for the three months ended September 30, 2020 was $(16,062,126), compared to a net loss of $(855,986) for the prior period ended September 30, 2019. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations – Nine months ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $14,255 to $341,536 for the nine months ended September 30, 2020, compared to $327,281 for the prior period ended September 30, 2019. This increase in G&A expenses was the result of an increase in salary expense and professional fees.

Research and Development

Research and Development (“R&D”) expenses decreased by $62,022 to $118,582 for the nine months ended September 30, 2020, compared to $180,604 for the prior period ended September 30, 2019. This overall decrease in R&D expenses was the result of a decrease in consulting services and third-party services.

Depreciation

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $3,274 and $5,798, respectively.

Other Income/(Expenses)

Other income and (expenses) increased by $(18,728,371) to $(16,529,993) for the nine months ended September 30, 2020, compared to $2,198,378 for the prior period ended September 30, 2019. The decrease in other income and (expenses) was the result of an increase in non-cash loss on change in fair value of the derivative instruments of $18,775,145, and an increase in interest income of $42, with a decrease in interest expense of $46,732, which includes non-cash expense of amortization of debt discount in the amount of $38,816,. The increase in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2020 was $(16,993,385), compared to a net income of $1,684,695 for the prior period ended September 30, 2019. The increase in net loss was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues during the nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended September 30, 2020, we did not generate any revenues, incurred a net loss of $16,993,385, due to an overall change in non-cash derivative liability, and used cash of $449,028 in operations. As of September 30, 2020, we had a working capital deficit of $27,066,309 and a shareholders’ deficit of $28,570,902. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the three months ended September 30, 2020, we obtained funding through the sale of our convertible debt. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due and will allow the development of our core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

As of September 30, 2020, we had a working capital deficit of $27,066,309 compared to a working capital deficit of $10,048,922 for the year ended December 31, 2019. This increase in working capital deficit of $17,289,203 was due primarily to an increase in accounts payable, and accrued expenses, derivative liability associated with our outstanding notes, with a decrease in prepaid expenses, and convertible notes.

During the nine months ended September 30, 2020, we used $449,028 of cash for operating activities, as compared to $532,620 for the prior period ended September 30, 2019. The decrease in the use of cash for operating activities for the current period was a result of a decrease in prepaid expenses, compared to the prior nine months ended September 30, 2019.

Cash provided from financing activities was $478,000 for the nine months ended September 30, 2020, as compared to $523,500 for the prior period ended September 30, 2020. The decrease was due to decline in equity financing during the current period. The convertible notes are convertible into shares of common stock, which have limitations on conversion. The lender is limited to no more than a 4.99% beneficial ownership of the outstanding shares of common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Exchange Act of 1934, as amended. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2019, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of September 30, 2020 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2020, we did not have any off- balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2020, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended September 30, 2020, the Company issued 86,374,888 shares of common stock upon conversion of $192,586 in principal, plus accrued interest of $28,624, and other fees of $3,250, with prices ranging from $0.0069 to $0.0147.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section4(a) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering of the securities. The issuance of the common stock was previously reported by the Company on Current Reports on Form 8-Ks that the Company filed with the Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Securities Purchase Agreement dated August 17, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)
10.2	Convertible Promissory Noted dated August 17, 2020 (filed as an exhibit to the Company’s Current Report on form 8-K filed with the SEC on August 21, 2020)
10.3	Convertible Promissory Note dated September 14, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2020)
10.4	Securities Purchase Agreement dated September 17, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2020)
31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).
32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 9, 2020.

BIOSOLAR, INC.

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)