Form 10-K
period 2020-12-31
BioSolar Inc
filed 2021-02-16
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,”, “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2020, was approximately $1,250,846.

The number of shares of the registrant’s common stock outstanding, as of February 12, 2021 was 528,062,717.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

ITEM 1.	BUSINESS.

Overview

We are a developer of clean energy technologies. Our current focus is on developing an electrolyzer technology to lower the cost of Green Hydrogen production.

Hydrogen is the cleanest and most abundant fuel in the universe. It is a zero-emission fuel and only produces water vapor when used. However, hydrogen does not exist in its pure form on Earth so it must be extracted. For centuries, scientists have known how to use electricity to split water into hydrogen and oxygen using a device called an electrolyzer. Electrolyzers installed behind a solar farm or wind farm can use renewable electricity to split water, thereby producing Green Hydrogen. However, modern electrolyzers still cost too much. The chemical catalysts that enable the water-splitting reactions are currently made from platinum and iridium – both of which are very expensive precious metals. These catalysts account for nearly 50% of the cost of the electrolyzer.

We are developing technologies to significantly reduce or replace rare earth materials with inexpensive earth abundant materials in electrolyzers to help usher in a Green Hydrogen economy. In a 2020 report, Goldman Sachs estimates that Green Hydrogen will be a $12 trillion market opportunity by 2050.

We are also developing innovative technologies to increase the storage capacity, lower the cost and extend the life of lithium-ion batteries for electric vehicles (EV). We have previously developed an innovative material technology to reduce the cost per watt of electricity produced by Photovoltaic, or PV, solar modules. We are currently working on a silicon anode material technology intended to reduce the cost of current and future generation of lithium-ion batteries for EVs.

Industry Overview

Hydrogen is the most abundant and prevalent clean energy in the universe. 73% of the Sun is made up of hydrogen.

●	On a weight basis, hydrogen (142 MJ/kg) contains 3X as much energy as gasoline (46 MJ/kg), and 200X as much energy as lithium-ion batteries (0.6 MJ/kg).

●	It can be used in fuel cells to power electric vehicles or cities.

●	It can be combusted in gas turbines or internal combustion engines for power generation.

●	It is a zero-emission clean fuel and produces only water vapor when used.

●	It is the main ingredient in fertilizers that feed our hungry world.

Hydrogen doesn’t exist in its pure form, so it must be extracted. According to a 2020 report from the U.S. Department of Energy, more than 98% of hydrogen in the world is made by steam reforming of natural gas (“Grey Hydrogen”) or coal gasification (“Brown Hydrogen”). Both sources of hydrogen are basically different forms of dirty, carbon heavy, and non-renewable fossil fuels. This does little to help fight climate change or lead to renewable energy and a sustainable planet.

According to a 2020 research report from Grand View Research, hydrogen is already a big business with an annual market size of more than $117 billion in 2019. Developing cost-competitive Green Hydrogen made from renewable resources such as solar, wind and water can significantly expand the market for hydrogen. At this time, electrolyzer technology represents the most certain way forward.

Solar or Wind Energy + Water + Electrolyzers = Green Hydrogen

Abundant sources of Green Hydrogen can then power a clean energy world of fast charging fuel cell electric vehicles, light up our homes, make our fertilizers and ultimately replace many forms of fossil fuels.

An overwhelming amount of scientific evidence shows that carbon emissions from fossil fuels have contributed to increasing global climate change. Policymakers around the world have accelerated programs to enable the development and adoption of renewable energy. The U.S has been slow to adopt such programs but is quickly becoming a formidable force. According to the World Resources Institute, more than 14 U.S. states have legislative mandates requiring 100% renewable electricity, some as early as 2040. Both the U.K. and European Union are targeting net zero greenhouse gas emissions by 2050.

With this global backdrop and concerted actions toward climate policies and clean energy, we believe the Green Hydrogen revolution is ready to take off. The Sun doesn’t always shine, and the wind doesn’t always blow. Therefore, green energy from solar and wind power is inherently intermittent and unreliable as a primary source of power. However, by converting that green electricity into Green Hydrogen, and it can be used anywhere and anytime for electricity, chemicals, heating and all necessities of life.

Because of the versatility of hydrogen, Green Hydrogen has the potential to fundamentally improve the world economy and usher in a new era of economic prosperity, sustainability, and energy independence to those with access to solar, wind and water… which describes most of the entire world.

In a 2020 report, Bank of America said that hydrogen will take 25% of all oil demand by 2050 and that the Green Hydrogen economy could be worth more than $11 trillion by 2050. The firm also compared the opportunity for Green Hydrogen to pre-2007 smartphones and the Internet prior to the dot-com boom.

Electrolyzer Technology

For more than 200 years, scientists have known how to split water into hydrogen (H2) and oxygen (O2). By simply placing two metal electrodes into a jar of salted water (electrolytic solution) and applying an electrical voltage between them, H2 and O2 will bubble up at the separate electrodes. This process is called electrolysis and the device is called an electrolyzer. If the source of electricity is renewable such as solar or wind, then the resulting hydrogen is a zero-greenhouse gas renewable resource – Green Hydrogen.

There are two primary types of commercial electrolyzers. The original alkaline electrolyzer and the modern proton exchange membrane (PEM) electrolyzer. However, neither technology can currently produce Green Hydrogen at scale that is cost competitive with Grey or Brown Hydrogen sourced from fossil fuels.

PEM electrolysis has the advantage of higher efficiency and quickly reacting to fluctuating input energy, which is ideally matched to the fluctuating nature of solar and wind energy. Its smaller footprint also makes it ideal for distributed systems, which is how most renewable energy systems are implemented.

PEM electrolyzers are expensive because they rely on rare earth materials such as platinum and iridium – literally stardust found only in asteroids – as chemical catalysts for the water-splitting reactions. According to the National Renewable Energy Laboratory (NREL), these materials account for nearly 50% of the capital cost of PEM electrolyzers. Additionally, the cost of electricity contributes to over 50% of hydrogen production costs.

Our technology is aimed at lowering the cost of catalysts and key components in PEM electrolyzers by:

●	Replacing rare earth materials with inexpensive earth abundant materials,

●	Significantly reducing the amount of rare earth materials used, and

●	Reducing energy consumption

Applications of Green Hydrogen

Unlike lithium-ion where it is simply a battery technology, Green Hydrogen is an economy. There are many applications for Green Hydrogen, some with larger markets than others. Here are just a few.

(Source: U.S. DOE)

●	Green Electric Grid - The electric grid is finicky, sometimes it needs a lot of electricity sometimes it doesn’t. Unused electricity from solar and wind farms are wasted if it is not used immediately. The Sun doesn’t always shine, and the wind doesn’t always blow, and this makes solar and wind sourced electricity unreliable. One solution is to use an electrolyzer system to convert the excess solar/wind electricity into hydrogen and store it in inexpensive nearby underground caverns. When electricity demand spikes, the hydrogen can be converted back into electricity through a fuel cell. This is a very scalable solution as opposed to miles and miles of very expensive grid-scale battery systems. In fact, the Advanced Clean Energy Storage project in Utah aims to do just this by building the world’s largest storage facility for 1,000 megawatts of clean power, partly by putting hydrogen into underground salt caverns.

●	Fuel Cell Electric Vehicles (FCEV) - Perhaps the most exciting application of hydrogen is the direct use in fuel cell electric vehicles. A hydrogen tank in a passenger car can be filled in under 5 minutes. The only tailpipe emission is water. Big name car manufacturers such as Toyota, Hyundai, BMW, Mercedes-Benz all have FCEVs in development. China is committing to putting 1,000,000 FCEVs on the road by 2030.

●	Battery Electric Vehicles (BEV) - BEV and FCEV can coexist just like diesel and gasoline cars coexist today. Battery EVs running on electricity generated through the Green Electric Grid is a beneficiary and indirect user of hydrogen technology.

●	Hydrogen Fueling Stations - Electrolyzers are well suited and scalable for distributed onsite Green Hydrogen generation in fueling station applications. With green electricity from a nearby solar array or renewable electric grid, Green Hydrogen can be produced anywhere and anytime. This distributed model of hydrogen production eliminates the need for expensive transportation from a centralized facility.

●	Lower Carbon Gas Infrastructure - Green Hydrogen can serve as a steppingstone to a lower carbon footprint natural gas supply. Southern California Gas, and others, have demonstrated that the existing natural gas pipelines that supply gas to our cooking stoves and homes can safely contain 5-10% hydrogen without any modifications. This means that an electrolyzer system near a natural gas plant can inject Green Hydrogen directly into the existing gas infrastructure, lowering the carbon footprint of our meals and our warm homes.

●	Air Taxis of the Future - Hydrogen has 200 times the theoretical energy of lithium-ion batteries per kilogram. In the emerging but potentially revolutionary air mobility market, small electric aircrafts, such as the Skai air tax drone, hydrogen is the obvious choice because weight matters. According to Skai, battery-powered air mobility vehicles are projected to have flight durations of less than half an hour before needing to recharge – Skai’s hydrogen fuel cells give them the ability to fly continuously for up to 4 hours or more with higher capacity auxiliary tanks.

Research and Development

Our electrolyzer technology research and development is conducted at the University of California at Los Angeles through a sponsored research agreement. The current program is focused on replacing iridium with earth abundant materials that meet or exceed the performance characteristics of iridium. We have also identified additional components and materials in electrolyzers where meaningful cost reductions can be performed. While iridium is the oxygen catalyst, its counterpart on the hydrogen side is platinum, a material so rare that only 200 tons are mined every year. Another critical component is the porous transport layer (“PTL”), aka gas diffusion layer, which facilitates the movement of water and gases to and from the catalyst surfaces. According to the National Renewable Energy Laboratory, the catalysts, membrane and PTL assembly account for more than 50%-75% of the capital cost of the electrolyzer stack.

In parallel to our Green Hydrogen technology program described above, we are developing a new material processing technology to produce Silicon Oxide Composite anode material. Silicon Oxide Composite anode has recently received significant interest because of its superior cycle and calendar life performance. We anticipate that a new processing technology can be developed to produce a type of Silicon Oxide Composite anode material that will significantly lower the cost of lithium-ion batteries for EVs.

Marketing Strategy

We will begin marketing our electrolyzer catalyst technologies as soon as a tangible form of quantitative performance demonstration becomes available. Our marketing plan includes engaging with manufacturers of existing electrolyzer component and delivery infrastructure, as well as identifying and developing relationships with potential licensing partners with large scale hydrogen generation and supply logistics all over the world.

We will begin marketing our silicon oxide processing technology in partnership with our joint development partners to electric vehicle manufacturers and suppliers of EV batteries when the demonstration of our scaled-up material processing technology becomes available. Potential licensing partners exist in the following industries: electric vehicles, consumer electronics and power tools.

We are currently outsourcing our promotion efforts to a public relations firm that is assisting us with comprehensive advertising and promotion of the Company.

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

Intellectual Property

On May 19, 2011, we filed a U.S. patent to protect the intellectual property rights for “Photovoltaic Module Backsheet, Materials for Use in Module Backsheet and Process for Making the Same,” application number 13/093,549.  The inventor listed on the patent application is Stanley Levy, our former Chief Technology Officer. The Company is listed as assignee. This patent was issued on July 14, 2015.

On March 26, 2018, North Carolina Agricultural and Technical State University filed a U.S. patent application U.S. Serial No. 62/473,772 titled “Prelithiated Silicon Particles for Lithium_Ion Batteries”, and we signed an Exclusive License Agreement for the use of the technology effective September 25, 2017. The patent was issued on December 29, 2020.

On May 19, 2020, we filed a provisional U.S. patent application to protect the intellectual property rights for “Silicon Alloy Anode for High Power Batteries,” application number 63027154. The inventor listed on the patent application is David Lee, our Chief Executive Officer. The Company is listed as assignee.

We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property.

Competition

There are a number of companies developing technologies for catalysts intended for hydrogen electrolyzers. We expect a high level of competition, but the market opportunity is very large.

There are a number of companies manufacturing lithium-ion batteries including, Panasonic, Samsung, LG Chem, and Tesla. We plan to seek licensing arrangements for our lithium-ion battery technology with a select group of companies such as the ones listed above, and do not expect to be their direct competition.

Technology Development Partners

The Company has entered into a research agreement, effective August 17, 2016 (the “Agreement”), with North Carolina A&T State University, a constituent member of the University of North Carolina system (the “University”), pursuant to which the Company sponsors the University’s project which includes the research, testing and evaluation of a proposal. On September 11, 2017, the Company and the University extended the initial term of the Agreement for another twelve months, through September 11, 2018. The agreement ended on September 11, 2018.

On September 28, 2017, the Company entered into an Exclusive License Agreement (the “License Agreement”) with North Carolina A&T State University related to the use of the University’s intellectual property in the Company’s business of developing, producing and marketing lithium-ion batteries. Within thirty (30) days after entering into the License Agreement, the Company paid to the University a one-time, non-refundable license fee in the sum of $15,000. Pursuant to the terms of the License Agreement, the Company is obligated to pay all costs of preparing, filing, prosecution, issuance and maintenance related to the patents underlying the intellectual property licensed by the Company. In addition, the Company is obligated to make certain annual royalty payments and sub-licensing fees. On September 28, 2020, the Company again paid to the University annual non-refundable licensee fee of $15,000.

On May 26, 2017, the Company executed a joint development agreement with Top Battery Co., Ltd. (“Top Battery”), a leading manufacturer of advanced lithium-ion battery solutions, based in the Republic of Korea, to assess, develop, manufacture, and/or market high power, high energy lithium-ion batteries integrating BioSolar technology and Top Battery technology.

On June 14, 2018, the Company executed a joint development agreement with Silicio Ferrosolar SLU, a subsidiary of Ferroglobe, PLC (NASDAQ:GSM), for collaborative efforts to assess, develop, and/or market silicon anode materials for high power, high energy lithium-ion batteries by integrating BioSolar technology and Ferroglobe silicon materials.

On March 6, 2020, the Company executed a joint development agreement with Soelect, Inc, for collaborative efforts to assess, develop, and/or market a processing technology to produce silicon oxide anode materials for electric vehicle lithium-ion batteries.

On December 14, 2020, the Company executed a sponsored research agreement with the University of California, Los Angeles, for collaborative efforts to discover and develop efficient and stable earth-abundant material-based catalysts for hydrogen production through water electrolysis.

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

Recent Development

On January 24, 2021 (the “Signing Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single institutional and accredited investor (the “Investor”) pursuant to which the Company will sell to the Investor in a private placement an aggregate of (i) 52,000,000 shares of common stock (the “Shares”), (ii) pre-funded warrants to purchase up to an aggregate of 31,333,334 shares of common stock (the “Pre-Funded Warrants”) and (iii) warrants to purchase up to an aggregate of 83,333,334 shares of common stock for gross proceeds to the Company of approximately $5,000,000. The combined purchase price for one share of common stock and a warrant to purchase one share of common stock is $0.06 and the combined purchase price for one pre-funded warrant to purchase one share of common stock and a warrant to purchase one share of common stock is 0.0599.

The Company intends to use the net proceeds primarily to expand and accelerate the development of its electrolyzer technology, as well as for working capital and general corporate purposes. The closing was on January 27, 2021.

The Pre-Funded warrants have an exercise price of $0.0001 per share, subject to adjustment and no expiration date.  The Pre-Funded Warrants will be exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

The Warrant is exercisable for a period of five and one-half years from the date of issuance and has an exercise price of $0.06 per share, subject to adjustment as set forth in the Warrant for stock splits, stock dividends, recapitalizations and similar customary adjustments. The Investor may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant (the “Warrant Shares”) are not then registered pursuant to an effective registration statement. The Investor has contractually agreed to restrict its ability to exercise the Warrant such that the number of shares of the Company’s common stock held by the Investor and its affiliates after such exercise does not exceed the Beneficial Ownership Limitation set forth in the Warrant which may not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

In connection with the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor. Pursuant to the Registration Rights Agreement, the Company will be required to file a resale registration statement (the "Registration Statement") with the Securities and Exchange Commission (the “SEC”) to register for resale of the Shares, the shares issuable upon exercise of the Pre-Funded Warrants and the Warrant Shares, within 15 days of the Signing Date, and to have such Registration Statement declared effective within 60 days after the Signing Date, or 90 days of the Signing Date in the event the Registration Statement is “fully” reviewed by the SEC. The Company will be obligated to pay certain liquidated damages to the investor if the Company fails to file the resale registration statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, of if the Company fails to maintain the effectiveness of the Registration Statement.

The Company filed the Registration Statement with the SEC on January 29, 2021 and it was declared effective by the SEC on February 5, 2021. The Registration Statement registered the Shares, the Shares issuable upon exercise of the Pre-Funded Warrant, the Warrant shares and the shares issuable upon exercise of the warrants issued to the placement agent (as noted in the paragraph below).

Pursuant to an engagement letter (the “Engagement Letter”), dated as of January 22, 2021, by and between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), the Company engaged Wainwright to act as the Company’s exclusive placement agent in connection with the offering. Pursuant to the engagement agreement, the Company agreed to pay Wainwright a cash fee of 7.5% of the gross proceeds the Company receives under the Purchase Agreement. The Company also agreed to pay Wainwright (i) a management fee equal to 1.0% of the gross proceeds raised in the offering; and (ii) $85,000 for non-accountable expenses. In addition, the Company agreed to issue to Wainwright (or its designees) placement agent warrants (the “Placement Agent Warrants”) to purchase a number of shares equal to 7.5% of the aggregate number of Shares sold under the Purchase Agreement., or warrants to purchase up to an aggregate of 6,250,000 shares. The Placement Agent Warrants generally will have the same terms as the Warrants, except they will have an exercise price of $0.075 per share.

EMPLOYEES

As of February 12, 2021, we had two (2) full time employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Our Industry

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We were formed in April 2006 and are currently developing a new technology that has not yet gained market acceptance. There can be no assurance that at this time we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

●	competition;

●	need for acceptance of products;

●	ability to continue to develop and extend brand identity;

●	ability to anticipate and adapt to a competitive market;

●	ability to effectively manage rapidly expanding operations;

●	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and

●	dependence upon key personnel.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may have to curtail our business.

We have a history of losses and have never realized revenues to date. We expect to continue to incur losses and no assurance can be given that we will realize revenues. Accordingly, we may never achieve and sustain profitability.

As of December 31, 2020, we have an accumulated deficit, of $151,914,888. For the year ended December 3,2020, we incurred a net loss of 140,544,660. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

We have historically raised funds through various capital raising transactions. We will require additional funds in the future to fund our business plans, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

We may be unable to manage our growth or implement our expansion strategy.

We may not be able to develop our product or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

Our revenues will be dependent upon acceptance of our products by the market; the failure of which would cause us to curtail or cease operations.

We believe that virtually all of our revenues will come from the sale or license of our products. As a result, we will continue to incur substantial operating losses until such time as we are able to develop our product and generate revenues from the sale or license of our products. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for or license our products. Our technology and product, when fully developed, may not gain market acceptance due to various factors such as not enough cost savings between our method of producing hydrogen and other more conventional methods. In the event that we are not able to significantly increase the number of customers that purchase or license our products, or if we are unable to charge the necessary prices or license fees, our financial condition and results of operations will be materially and adversely affected.

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

We face intense competition, and many of our competitors have substantially greater resources than we do.

We operate in a competitive environment that is characterized by price fluctuation and technological change. We will compete with major international and domestic companies. Some of our current and future potential competitors may have greater market recognition and customer bases, longer operating histories and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. In addition, competitors may be developing similar technologies with a cost similar to, or lower than, our projected costs. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of solar and solar-related products than we can.

Our business plan relies on sales of our products based on either a demand for truly renewable clean hydrogen or economically produced clean hydrogen. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share. Neither the demand for our product nor our ability to manufacture have yet been proven.

We believe that our ability to compete depends in part on a number of factors outside of our control, including:

●	the ability of our competitors to hire, retain and motivate qualified personnel;

●	the ownership by competitors of proprietary tools to customize systems to the needs of a particular customer;

●	the price at which others offer comparable services and equipment;

●	the extent of our competitors’ responsiveness to customer needs; and

●	installation technology.

There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.

Our business depends on proprietary technology that we may not be able to protect and may infringe on the intellectual property rights of others.

Our success will depend, in part, on our technology’s commercial viability and on the strength of our intellectual property rights. We currently hold a patent in the US, but still have a patent pending in the US. There is no guarantee the pending patent will be granted. In addition, any agreements we enter into with our employees, consultants, advisors, customers and strategic partners will contain restrictions on the disclosure and use of trade secrets, inventions and confidential information relating to our technology may not provide meaningful protection in the event of unauthorized use or disclosure.

Third parties may assert that our technology, or the products we, our customers or partners commercialize using our technology, infringes upon their proprietary rights. We have yet to complete an infringement analysis and, even if such an analysis were available at the current time, it is virtually impossible for us to be certain that no infringement exists, particularly in our case where our products have not yet been fully developed.

We may need to acquire licenses from third parties in order to avoid infringement. Any required license may not be available to us on acceptable terms, or at all.

We could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s intellectual property rights as well as in enforcing our rights against others, and if we are found to infringe, the manufacture, sale and use of our or our customers’ or partners’ products could be enjoined. Any claims against us, with or without merit, would likely be time-consuming, requiring our management team to dedicate substantial time to addressing the issues presented. Furthermore, the parties bringing claims may have greater resources than we do.

We do not maintain theft or casualty insurance and only maintain modest liability and property insurance coverage and therefore, we could incur losses as a result of an uninsured loss.

We do not maintain theft, casualty insurance, or property insurance coverage. We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured or insured loss or liability could have a material adverse effect on our results of operations.

If we lose key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our CEO, David Lee.  The loss of Mr. Lee’s service could have a material adverse effect on our operations. Mr. Lee is employed on “at will” basis. Accordingly, there can be no assurance that he will remain associated with us. Our management’s efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Mr. Lee’s or the services of the development team at UCLA, or the services of the consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

The loss of strategic alliances used in the development of our products and technology could impede our ability to complete our product and result in a material adverse effect causing the business to suffer.

We pursue strategic alliances with other companies in areas where collaboration can produce technological and industry advancement. We have entered into the sponsored research agreement with The Regents of the University of California on Behalf of its Los Angeles Campus which is set to terminate December 31, 2021. If we are unable to extend the terms of the agreements, we could suffer delays in product development or other operational difficulties which could have a material adverse effect on our results of operations.

There is substantial doubt about our ability to continue as a going concern.

Our independent public accounting firm in their report dated February 16, 2021 included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern. Any such adjustment, if necessary, would materially affect the value of our assets.

The Covid-19 pandemic may negatively affect our operations.

The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business, operations and our future financial performance.

The impact of the pandemic on our business, operations and future financial performance could include, but is not limited to, that:

●	We may experience delays in our product development;

●	The rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity, and oversight challenges.

●	Volatility in the equity markets could affect the value of our equity to shareholders and have an impact on our ability to raise capital.

Risks Related to Our Common Stock

There is a limited trading market for our common stock.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTC Pink, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the Nasdaq Capital Market or other national securities exchange. Further, there is limited trading in our common stock. These factors may have an adverse impact on the trading and price of our common stock.

Our common stock could be subject to extreme volatility.

The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this prospectus, as well as our operating results, financial condition and other events or factors. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock and wide bid-ask spreads. These fluctuations may have a negative effect on the market price of our common stock. In addition, the securities market has, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

There is a large number of authorized but unissued shares of capital stock available for issuance, which may result in substantial dilution to existing shareholders.

Our articles of Incorporation authorized the issuance of up to 3,000,000,000 shares of common stock, and 10,000,000 shares of preferred stock, par value $0.0001, of which 474,286,424 shares of common stock and 1,000 shares of Series B Preferred Stock are stock are outstanding as of January 22, 2021 (excluding shares issuable upon conversion or exercise of outstanding convertible notes, options and warrants). Subject to our total authorized shares, our Board of Directors has the ability to authorize the issuance of additional shares of common stock and preferred stock without shareholder approval. Such issuances will result in substantial dilution to existing shareholders. In addition, the availability of such a large number of capital stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Further, our issuance of common stock upon conversion or exercise of outstanding convertible notes, warrants, and options may result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

We have never paid common stock dividends and have no plans to pay dividends in the future, as a result our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock will be in the form of appreciation, if any, in the market value of our shares of common stock. There can be no assurance that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Our common stock is subject to the SEC’s penny stock rules.

Unless our common stock is listed on a national securities exchange, including the Nasdaq Capital Market, or we have stockholders’ equity of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock remains subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market.

This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 10,000,000 shares of our preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders of preferred stock the right to our assets upon liquidation, or the right to receive dividend payments before dividends are distributed to the holders of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

On January 15, 2021, as approved by the Board, the Company filed the Certificate of Designation (the “Certificate of Designation”) for its newly-created Series B Preferred Stock with the Secretary of State of Nevada designating 1,000 shares of its authorized preferred stock as Series B Preferred Stock. The shares of Series B Preferred Stock have a par value of $0.0001 per share. The Series B Preferred Stock does not have a dividend rate or liquidation preference and are not convertible into shares of our common stock. The 1,000 shares of Series Be Preferred have been issued to David Lee, our Chief Executive Officer.

For so long as any shares of the Series B Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have voting power equal to 51% of the total vote (representing a super majority voting power) on all shareholder matters of the Company. Such vote shall be determined by the holder(s) of a majority of the then issued and outstanding shares of Series B Preferred Stock.

The shares of the Series B Preferred Stock shall be automatically redeemed by us at their par value on the first to occur of the following triggering events: (i) a date forty five (45) days after the effective date of the Certificate of Designation, (ii) on the date that Mr. Lee ceases, for any reason, to serve as officer, director or consultant of the Company, or (ii) on the date that the Company’s shares of common stock first trade on any national securities exchange and such listing is conditioned upon the elimination of the preferential voting rights of the Series B Preferred Stock set forth in the Certificate of Designation.

Additionally, we are prohibited from adopting any amendments to our Bylaws, Articles of Incorporation, as amended, as set forth in the Certificate of Designation, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series B Preferred Stock. However, we may, by any means authorized by law and without any vote of the holders of shares of Series B Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series B Preferred Stock

The issuance of the Series B Preferred Stock may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult which could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

Additional stock offerings in the future may dilute then-existing shareholders’ percentage ownership of the Company.

Given our plans and expectations that we will need additional capital and personnel, we anticipate that we will need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then current stockholders.

ITEM 2.	PROPERTIES.

Our headquarters are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387. We lease our facility under a month-to-month lease without an expiration date. Our monthly lease payment is $550. The size of our office is 144 square feet.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently a party to, nor are any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

On February 22, 2007, our common stock became eligible for quotation on the OTC Bulletin Board under the ticker symbol “BSRC” and is currently quoted on the OTC Pink maintained by the OTC Markets Group, Inc. under the ticker symbol “BSRC”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These high and low bid prices represent prices quoted by broker-dealers on the OTC Pink. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2020		Fiscal 2019
Quarter Ended	High	Low	High	Low
March 31	$.04	$.02	$.04	$.02
June 30	$.04	$.02	$.04	$.02
September 30	$.04	$.01	$.04	$.01
December 31	$.03	$.01	$.03	$.01

Common Stock

As of February 8, 2021, our common stock was held by 88 stockholders of record and we had 528,062,717 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

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

Overview

We are a developer of clean energy technologies. Our current focus is on developing an electrolyzer technology to lower the cost of Green Hydrogen production.

Hydrogen is the cleanest and most abundant fuel in the universe. It is zero-emission and only produces water vapor when used. However, hydrogen does not exist in its pure form on Earth so it must be extracted. For centuries, scientists have known how to use electricity to split water into hydrogen and oxygen using a device called an electrolyzer. Electrolyzers installed behind a solar farm or wind farm can use renewable electricity to split water, thereby producing Green Hydrogen. However, modern electrolyzers still cost too much. The chemical catalysts that enable the water-splitting reactions are currently made from platinum and iridium – both are very expensive precious metals. These catalysts account for nearly 50% of the cost of the electrolyzer.

We are developing technologies to significantly reduce or replace catalysts made from rare earth materials with catalysts made from inexpensive earth abundant materials in electrolyzers to lower the cost of Green Hydrogen, thus help usher in a Green Hydrogen economy. In a 2020 report, Goldman Sachs estimated that Green Hydrogen will be a $12 trillion market opportunity by 2050.

We are also developing innovative technologies to increase the storage capacity, lower the cost and extend the life of lithium-ion batteries for electric vehicles. We are currently working on a silicon anode material technology intended to reduce the cost of current and future generation of lithium-ion batteries for EVs.

We have previously developed an innovative material technology to reduce the cost per watt of electricity produced by Photovoltaic, or PV, solar modules.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $18,997 to $447,665 for the year ended December 31, 2020, compared to $428,668 for the prior period December 31, 2019. This increase in G&A expenses was the result of an increase in salary of $24,000, with an overall decrease of $5,003 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses decreased by $86,965 to $177,722 for the year ended December 31, 2020, compared to $264,687 for the prior period ended December 31, 2019. This overall decrease in R&D expenses was the result of a decrease in consultant fees and prototype cost.

Depreciation and amortization Expense

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $4,365 and $6,890, respectively.

Other Income/(Expenses)

Other income and (expenses) increased by $(144,737,518) to $(139,914,908) of other expense for the year ended December 31, 2020, compared to $4,822,610 of other income for the prior period ended December 31, 2019. The increase in non-cash loss on change in fair value of the derivative instruments of $144,816,102, with a decrease in interest expense in the amount of $78,545, which includes the net change in amortization of debt discount in the amount of $61,956, and interest income of $39. The decrease in other income and (expenses) was primarily due to the non-cash net change in derivatives for our outstanding convertible promissory notes.

Net Loss

Our net loss was $(140,544,660) for the year ended December 31, 2020, compared to a net income of $4,122,365 for the prior period ended December 31, 2019. The increase in net income was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on the calculated estimates. These inputs are used to determine the fair value of the derivative liabilities and are subject to significant changes from period to period based on these valuations, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had $150,532,859 in working capital deficit as compared to $10,048,922 for the prior year ended December 31, 2019. The increase in working capital deficit was due primarily to an increase in derivative liability, convertible debt, cash, and prepaid expenses, with an decrease in accounts payable.

During the year ended December 31, 2020, the Company used $647,298 of cash for operating activities, as compared to $718,403 for the prior year ended December 31, 2019. The decrease in the use of cash for operating activities was a result of a decrease in research and development, with an increase in salary expense in the fiscal year ended December 31, 2020 compared to December 31, 2019. The Company is focused on development of silicon anode additive technology for next generation lithium-ion batteries.

Cash used in investing activities for the years ended December 31, 2020 and 2019 was $0, respectively.

Cash provided from financing activities during the year ended December 31, 2020 was $649,000 as compared to $697,500 for the prior year ended December 31, 2019. Our capital needs have primarily been met from the proceeds of convertible debt offerings. We are currently in the development stage of our business and have no revenues.

Our financial statements as of December 31, 2020 and 2019 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated February 14, 2021 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of clean energy technologies including green hydrogen, and lithium-ion battery components. The Company’s current focus is on developing a breakthrough electrolyzer technology to lower the cost of Green Hydrogen production.

Our plan of operation within the next six months is to utilize our cash balances to expand the existing electrolyzer technology program focused on significantly reducing or replacing rare earth materials in electrolyzers with inexpensive earth abundant materials to help usher in a Green Hydrogen economy. We will continue developing our silicon anode material processing technology for high capacity and low-cost Lithium-ion batteries.

We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twelvemonths. Management estimates that it will require additional cash resources during 2022, based upon its current operating plan and condition. We expect increased expenses during the second quarter of 2021 as we ramp up prototyping efforts for electrolyzer incorporating our catalyst technology as well as commence an additional related technology program.

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

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2020, our internal controls over financial reporting are effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	61	Chief Executive Officer, Acting Chief Financial Officer and Director

Spencer Hall	44	Chief Operating Officer and Director

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

Spencer Hall – Chief Operating Officer and Director of the Company since February 8, 29021, Mr. Hall has held senior management positions over the course of his career including director of communications for PacifiCorp, a Berkshire Hathaway Energy-owned electric utility serving nearly two million customers across Oregon, California, Washington, Utah, Idaho and Wyoming. Prior to his role at PacifiCorp, he served as vice president of digital platforms for the Utah Jazz (Larry H. Miller Sports & Entertainment) and as news director of KSL.com, the largest news outlet in the Intermountain West. Hall holds a Master of Science in Instructional Design and Technology from Utah State University and a Bachelor of Arts in Visual Art from Brigham Young University.

The Board of Directors has concluded that Mr. Hall is qualified to serve as a director of the Company because of his diverse experience in technology, marketing, and executive management.

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

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held eighteen (18) meetings in 2020 including three (3) meetings prior to filing our quarterly reports and one (1) meeting prior to filing this Annual Report.  All Board members were present at all of the meetings. During 2020, the Board of Directors acted by unanimous written consent eighteen (18) times.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2020 all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee	2020	$144,000	-	-	-	-	-	-	$144,000
- CEO and Acting CFO	2019	$144,000	-	-	-	-	-	-	$144,000

Stanley Levy	2020	$-							$-
- CTO	2020	$-	-	-	-	-	-	-	$-

*	Stanley Levy passed away on January 5, 2021.

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

The following table sets forth, as of February 11, 2021, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from February 12, 2021 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of February 12, 2021 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Biosolar, Inc., 27936 Lost Canyon Road, Suite 202, Santa Clarita, CA 91387

Name of Beneficial Owner	Number of Share Of Common Stock Beneficially Owned	Percentage Of Shares	Percentage of Voting Power
David Lee (1)(2)	16,769,290	3.1%	51	%(3)
Spencer Hall		-	*

All Executive Officers and Directors as a Group (2 individuals)	16,769,290	3.1%	51	%(3)

*	Less than one percent.
(1)	Based upon 528,062,717 shares of common stock outstanding as of February 12, 2021.
(2)	Includes 12,000,000 shares underlying options to purchase shares of the Company’s common stock are fully vested.
(3)	Includes 1,000 shares of Series B Preferred Stock which entitles Mr. Lee to 51% of the total vote representing a super majority voting power on all shareholder matters of the Company. The ownership of these shares is conditioned as described below.

On January 15, 2021, as approved by the Board, the Company filed the Certificate of Designation (the “Certificate of Designation”) for its newly-created Series B Preferred Stock with the Secretary of State of Nevada designating 1,000 shares of its authorized preferred stock as Series B Preferred Stock. The shares of Series B Preferred Stock have a par value of $0.0001 per share. The Series B Preferred Stock does not have a dividend rate or liquidation preference and are not convertible into shares of our common stock. The 1,000 shares of Series Be Preferred have been issued to David Lee, our Chief Executive Officer.

For so long as any shares of the Series B Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have voting power equal to 51% of the total vote (representing a super majority voting power) on all shareholder matters of the Company. Such vote shall be determined by the holder(s) of a majority of the then issued and outstanding shares of Series B Preferred Stock.

The shares of the Series B Preferred Stock shall be automatically redeemed by us at their par value on the first to occur of the following triggering events: (i) a date forty five (45) days after the effective date of the Certificate of Designation, (ii) on the date that Mr. Lee ceases, for any reason, to serve as officer, director or consultant of the Company, or (ii) on the date that the Company’s shares of common stock first trade on any national securities exchange and such listing is conditioned upon the elimination of the preferential voting rights of the Series B Preferred Stock set forth in the Certificate of Designation.

Additionally, we are prohibited from adopting any amendments to our Bylaws, Articles of Incorporation, as amended, as set forth in the Certificate of Designation, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series B Preferred Stock. However, we may, by any means authorized by law and without any vote of the holders of shares of Series B Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series B Preferred Stock

The issuance of the Series B Preferred Stock may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult which could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no material related party transactions which we entered into during the last two fiscal years.

Director Independence

No members of the board of directors is independent as the term “independent” is defined under the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table shows that fees that were billed to the Company by our independent registered public accounting firm for professional services rendered in 2020 and 2019.

The audit fees represent fees for professional services performed by M&K CPAS, PLLC (“M&K”) or Liggett & Webb, P.A. (“Liggett & Webb”), as applicable, for the audit of our financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Year	Audit Fees		Audit-Related Fees	Tax Fees	All Other Fees
2020 – M&K CPAS, PLLC		$22,000	$	$	$
2020 – Liggett & Webb, P.A. (1)	$		$	$		$4,000
2019 – M&K CPAS, PLLC		$11,000	$	$	$
2019 – Liggett & Webb, P.A. (2)		$12,000	$	$	$

(1)	February 25, 2020

(2)	Through December 2, 2019

Audit-Related Fees

We did not incur assurance and audit-related fees during 2020 and 2019, to M&K or Liggett & Webb, as applicable, nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the years ended December 31, 2020 and 2019, respectively.

All Other Fees

There were no other fees billed to us by M&K or Liggett& Webb, as applicable, for services rendered to us during the years ended December 31, 2020 and 2019, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on April 24, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.2	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on May 25, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.3	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on June 8, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.4	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on July 18, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011)

3.5	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on July 10, 2013 (Incorporated by reference to the Company’s Quarterly Report of Form 10-Q filed with the SEC on October 25, 2013)

3.6	Bylaws of BioSolar, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.7	Certificate of Designations of Preferences Rights and Limitations of Series A Preferred Stock filed with the Nevada Secretary of State on October 29, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2019)

3.8	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on December 10, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2019)

3.9	Certificate of Designations of Series B Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K January 20, 2021)

10.1	Form of Note dated as of April 5, 2016 (Incorporated by reference to the Company’ to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)

10.2	Sponsored Research Agreement with North Carolina Agricultural and Technical State University dated August 16, 2016 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2016) (Subject to Order granting Confidential Treatment dated December 22, 2016 File No. 000-54819- CF#34438)

10.3	Form of Note dated as of March 20, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2017)

10.4	Sponsored Research Agreement with North Carolina Agricultural and Technical State University dated September 11, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2017)

10.5	Exclusive License Agreement with North Carolina Agricultural and Technical State University dated September 25, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on November 17, 2017) (Subject to Order granting Confidential Treatment dated December 22, 2016 File No. 0-54819 - CF#35738)

10.6	Form of Note dated as of February 26, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2018)

10.7	Joint Development Agreement with Silico Ferrosolar SLU dated as of June 14, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2018

10.8	Convertible Promissory Note dated April 23, 2020 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2020)

10.9	Securities Purchase Agreement dated April 23, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2020)

10.10	Convertible Promissory Note dated August 17, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)

10.11	Securities Purchase Agreement dated August 17, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)

10.12	Convertible Promissory Note dated September 14, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2020)

10.13	Securities Purchase Agreement dated September 14, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2020)

10.14	Convertible Promissory Note dated November 2, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2020)

10.15	Securities Purchase Agreement dated November 2, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2020)

10.16	Convertible Promissory Note dated December 2, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2020)

10.17	Securities Purchase Agreement dated December 2, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2020)

10.18	Sponsored Research Agreement (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020)

10.19	Convertible Promissory Note dated December 29, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2021)

10.20	Securities Purchase Agreement dated December 29, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2021)

10.21	Convertible Promissory Note dated January 14, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

10.22	Securities Purchase Agreement dated January 14, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

10.23	Engagement Agreement between the Company and H.C. Wainwright & Co. LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2021)

10.24	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2021)

10.25	Form of Warrant (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2021)

10.26	Form of Registration Rights Agreement (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2021)

10.27	Form of Placement Agent Warrant (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2021)

10.28	Form of Pre-Funded Warrant (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2021)

16.1	Letter from Leggett & Webb, P.A. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2019)

21.1	Subsidiaries (Incorporated by reference to exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 29, 2021)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on February 16, 2021.

BIOSOLAR, INC.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND
ACTING CHIEF FINANCIAL OFFICER (ACTING PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/s/ DAVID LEE	CHIEF EXECUTIVE OFFICER	February 16, 2021
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARD

/s/ SPENCER HALL	CHIEF OPERATING OFFICER
SPENCER HALL	DIRECTOR	February 16, 2021

INDEX TO FINANCIAL STATEMENTS

BIOSOLAR, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BioSolar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioSolar, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2019

Houston, TX

February 16, 2021
F-1

BIOSOLAR, INC.

BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS

CURRENT ASSETS
Cash	$63,496	$61,794
Prepaid expenses	55,435	29,956

TOTAL CURRENT ASSETS	118,931	91,750

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(32,023)	(30,681)

NET PROPERTY AND EQUIPMENT	5,202	6,544

OTHER ASSETS
Patents, net of amortization of $15,112 and $12,090, respectively	30,224	33,246
Deposit	770	770

TOTAL OTHER ASSETS	30,994	34,016

TOTAL ASSETS	$155,127	$132,310

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$-	$58
Accrued expenses	991,716	830,425
Derivative liability	148,590,100	8,919,202
Convertible promissory notes net of debt discount of $219,850 and $254,896, respectively	1,069,974	390,987

TOTAL CURRENT LIABILITIES	150,651,790	10,140,672

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $56,135 and $801, respectively	1,418,225	2,207,349

TOTAL LONG TERM LIABILITIES	1,418,225	2,207,349

TOTAL LIABILITIES	152,070,015	12,348,021

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 456,198,529 and 133,912,520 shares issued and outstanding, respectively	45,620	13,391
Preferred treasury stock, 1000 and 0 shares outstanding, respectively	-	-
Additional paid in capital	13,114,993	12,301,739
Accumulated deficit	(165,075,501)	(24,530,841)

TOTAL SHAREHOLDERS’ DECIFIT	(151,914,888)	(12,215,711)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$155,127	$132,310

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Years Ended
	December 31, 2020	December 31, 2019

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	447,665	428,668
Research and development	177,722	264,687
Depreciation and amortization	4,365	6,890

TOTAL OPERATING EXPENSES	629,752	700,245

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(629,752)	(700,245)

OTHER INCOME/(EXPENSES)
Interest income	75	36
Gain (Loss) on change in derivative liability	(139,038,754)	5,777,348
Interest expense	(876,229)	(954,774)

TOTAL OTHER INCOME (EXPENSES)	(139,914,908)	4,822,610

NET INCOME (LOSS)	$(140,544,660)	$4,122,365

BASIC EARNINGS (LOSS) PER SHARE	$(0.50)	$0.04

DILUTED EARNING (LOSS) PER SHARE	$(0.50)	$0.01

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	280,952,034	92,022,751

DILUTED	280,952,034	679,815,020

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	YEAR ENDED DECEMBER 31, 2019
			Additional			Additional
	Preferred Stock		Paid-in	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	-	-	-	60,639,308	6,064	11,646,932	(28,653,206)	(17,000,210)

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	73,273,212	7,327	654,807	-	662,134

Issuance of preferred shares for services	1,000	-	20,000	-	-	-	-	20,000

Redemption of preferred shares	(1,000)	-	(20,000)	-	-	-	-	(20,000)

Net Income	-	-	-	-	-	-	4,122,365	4,122,365

Balance at December 31, 2019	-	$-	$-	133,912,520	$13,391	$12,301,739	$(24,530,841)	$(12,215,711)

	YEAR ENDED DECEMBER 31, 2020
			Additional			Additional
	Preferred Stock		Paid-in	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	-	-	-	133,912,520	13,391	12,301,739	(24,530,841)	(12,215,711)

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	322,286,009	32,229	813,254	-	845,483

Net Income	-	-	-	-	-	-	(140,544,660)	(140,544,660)
Balance at December 31, 2020	-	$-	$-	456,198,529	$45,620	$13,114,993	$(165,075,501)	$(151,914,888)

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Years Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(140,544,660)	$4,122,365
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	4,365	6,890
(Gain) Loss on net change in derivative liability	139,038,754	(5,777,348)
Amortization of debt discount recognized as interest expense	611,856	673,812
(Increase) Decrease in Changes in Assets
Prepaid expenses	(25,479)	(6,849)
Increase (Decrease) in Changes in Liabilities
Accounts payable	(58)	(838)
Accrued expenses	267,924	263,565

NET CASH USED IN OPERATING ACTIVITIES	(647,298)	(718,403)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	649,000	697,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	649,000	697,500

NET INCREASE (DECREASE) IN CASH	1,702	(20,903)

CASH, BEGINNING OF PERIOD	61,794	82,697

CASH, END OF PERIOD	$63,496	$61,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$925	$979
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$845,483	$662,134
Initial debt discount due to derivative	$632,144	$663,608

The accompanying notes are an integral part of these audited financial statements

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

BioSolar, Inc. (the “Company”) was incorporated in the state of Nevada on April 24, 2006.  The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market Photovoltaic solar technology products.

Line of Business

We are a developer of clean energy technologies. Our current focus is on developing an electrolyzer technology to lower the cost of Green Hydrogen production. We are developing technologies to significantly reduce or replace rare earth materials with inexpensive earth abundant materials in electrolyzers to help usher in a Green Hydrogen economy. We are also developing innovative technologies to increase the storage capacity, lower the cost and extend the life of lithium-ion batteries for electric vehicles or EV. We previously developed BioBacksheetR, a high performance green back sheet for Photovoltaic solar modules.,

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended December 31, 2020, the Company did not generate any revenue, incurred net loss of $140,544,660, which includes a non-cash net gain in change in derivative of $139,038,754 and used cash in operations of $647,298.  As of December 31, 2020, the Company had a working capital deficiency of $150,532,859 and a shareholders’ deficit of $151,914,888.   These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2020 expressed substantial doubt about our ability to continue as a going concern.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the year ended December 31, 2020, the Company obtained funds from the issuance of convertible note agreements. Management believes this funding will continue from its’ current investors and from new investors. Management believes the existing shareholders, and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computer equipment	5 Years
Machinery and equipment	10 Years

Depreciation expense for the years ended December 31, 2020 and 2019 was $2,854 and $4,623, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	2020	2019
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(15,112)	(12,090)
		$30,224	$33,246

Amortization expense for the years ended December 31, 2020 and 2019 was $1,511 and $2,267, respectively.

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

The Company granted 12,000,000 stock options to its’ employee and 3,950,000 stock options to and board of directors for services. As of December 31, 2020, there were 15,950,000 stock options outstanding.

As of December 31, 2020, the Company did not issue any warrants and had no warrants outstanding.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of December 31, 2020, 15,950,000 stock options are outstanding.

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

On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was signed into law by the President of the United States. The TCJA is a tax reform act that among other things, reduced corporate income tax rate to 21%, effective January 1, 2018. Accordingly, the Company adjusted its deferred tax assets and liabilities on January 1, 2018, using the new corporate rate of 21%. See Note 7.

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $177,722 and $264,687 for the years ended December 31, 2020 and 2019, respectively.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the year. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards (Note 4), plus the assumed conversion of convertible debt (Note 5).

The Company has excluded shares issuable from convertible debt of $2,764,184 and 15,950,000 stock options for the year ended December 31, 2020, because their impact on the income per share is antidilutive.

The Company has included shares issuable from convertible debt of $2,854,033 and 15,950,000 stock options for the year ended December 31, 2019, because their impact on the income per share is dilutive.

	For the Years Ended
	December 31,
	2020	2019

Income (Loss) to common shareholders (Numerator)	$(140,544,660)	$(4,122,365)

Basic weighted average number of common shares outstanding (Denominator)	280,952,034	92,022,751

Diluted weighted average number of common shares outstanding (Denominator)	280,952,034	679,815,020

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2020, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows on December 31, 2020 and 2019:

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of December 31, 2020	$148,590,100	$-	$-	$148,590,100

Derivative Liability at fair value as of December 31, 2019	$8,919,202	$-	$-	$8,919,202

Fair Value of Financial Instruments

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2018	$14,032,942
Fair value of derivative liabilities issued	663,608
Loss on change in derivative liability	(5.777.348)
Balance as of December 31, 2019	$8,919,202
Fair value of derivative liabilities issued	632,144
Loss on change in derivative liability	139,038,754
Balance as of December 31, 2020	$148,590,100
F-8

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

During the year ended December 31, 2020, the Company issued 322,286,009 shares of common stock upon conversion of convertible promissory notes in the amount of $738,850, plus accrued interest of $101,884, and other fees of $4,750 at prices ranging from $0.0014 - $0.0074.

During the year ended December 31, 2019, the Company issued 73,273,212 shares of common stock upon conversion of convertible promissory notes in the amount of $587,628, plus accrued interest of $74,006, and other fees of $500 at prices ranging from $0.00495 - $0.0172.

 BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

4.	STOCK OPTIONS

Stock Options

The Company did not grant any stock options during the years ended December 31, 2020 and 2019, respectively.

	12/31/2020		12/31/2019
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,950,000	$0.23	15,950,000	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-
Outstanding as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23
Exercisable as of the end of the periods	15,950,000	$0.23	15,950,000	$0.23

The weighted average remaining contractual life of options outstanding as of December 31, 2020 and 2019 was as follows:

12/31/2020				12/31/2019
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.09	2,450,000	2,450,000	1.23	$0.09	2,450,000	2,450,000	2.23
$0.26	13,500,000	13,500,000	1.37	$0.26	13,500,000	13,500,000	2.37
	15,950,000	15,950,000			15,950,000	15,950,000

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2020 and 2019, related to the granting of these options was $0 and $0, respectively.

As of December 31, 2020 and 2019, respectively, there was no intrinsic value with regards to the outstanding options.

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2020 and 2019, the outstanding convertible promissory notes net of debt discount are summarized as follows:

	2020	2019

Convertible Promissory Notes, net of debt discount	$2,764,184	$2,598,336
Less current portion	275,985	390,987
Total long-term liabilities	$2,488,199	$2,207,349

Maturities of long-term debt, net of debt discount for the next five years are as follows:

December 31,	Amount
2021	$1,289,824
2022	473,560
2023	900,800
2024	25,000
2025	75,000
$2,764,184

On December 31, 2020, the Company had $2,764,184 in convertible promissory notes had a remaining debt discount of $275,985, leaving a net balance of $2,488,199.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note (the May 2014 Note”), in the amount of $500,000 on May 2, 2014. The May Note matured on September 18, 2019 and was extended to May 2, 2022 on December 26, 2019. The May 2014 Note bears interest at 10% per annum. The May 2014 Note is convertible into shares of the Company’s common stock at a conversion price of a) the lesser of $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the May 2014 Note has been determined by using the Binomial lattice formula from the effective date of each tranche. During the year ended December 31, 2020, the Company issued 100,105,926 shares of common stock upon conversion of principal in the amount of $96,590, plus accrued interest of $54,460. As of December 31, 2020, the remaining balance of the May 2014 Note was $1,560.

The Company issued various unsecured convertible promissory notes (the 2015-2018 Notes”) in the aggregate amount of $2,145,000 on various dates of January 30, 2015 through February 9, 2018. The 2015-2018 Notes mature on January 30, 2023. The 2015-2018 Notes bears interest at 10% per annum. The 2015-2018 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the a) the lesser of $0.03 to $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the 2015-2018 Notes have been determined by using the Binomial lattice formula from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $801 during the year ended December 31, 2020. During the year ended December 31, 2020, the Company issued 30,836,986 shares of common stock upon conversion of $27,200, plus accrued interest of $15,972. As of December 31, 2020, the aggregate balances of the 2015-2018 Notes were $1,957,800.

The Company issued various unsecured convertible promissory notes (the Feb 18 Note”) in the aggregate amount of $355,000 on various dates from February 26, 2018 through January 17, 2019. On October 12, 2020 and December 22, 2020, the Company received additional tranches in the amount of $75,000, associated with the Feb 2018 Note for a total aggregate of $430,000. The maturity date of the Feb 18 Note was extended, and as a result matures on dates from February 18, 2018 through December 22, 2025. The Feb 18 Note bears interest at 10% per annum. The Feb 18 Note is convertible into shares of the Company’s common stock at conversion prices ranging from the a) the lesser of $0.03 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with-in the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the Feb 18 Note was determined by using the Binomial lattice formula from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $2,810 during the year ended December 31, 2020. As of December 31, 2020, the balance of the Feb 18 Note was $430,000.

The Company issued various unsecured convertible promissory notes (the “Feb-Apr 2019 Notes”) in the aggregate principal amount of $107,000. The Company paid an original issue discount of $4,000 and received funds in the amount of $103,000. The Feb-Apr 2019 Notes matures on dates from February 25, 2020 and April 5, 2020. The Feb-Apr 2019 Notes bears interest at 10% per annum. The Feb-Apr 2019 Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Feb-Apr 2019 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb-Apr 2019 Notes. The fair value of the Feb-Apr 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. The Company issued 34,267,881 upon conversion of principal of $72,384, plus accrued interest of $6,351 and other fees of $1,750. The Feb-Apr 2019 Note was converted based on the terms of the agreement, and the Company did not recognize a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $21,801 during the year ended December 31, 2020. As of December 31, 2020, the note was fully converted.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on July 16, 2019 (the “July 2019 Note”), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The July 2019 Note matured on July 16, 2020. The July 2019 Note bears interest at 10% per annum. The July 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the July 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the July 2019 Note. The fair value of the July 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. During the year ended December 31, 2020, the Company issued 8,248,918 shares of common stock upon conversion of principal in the amount of $53,000, plus interest of $2,650. The July 2019 Note was converted based on the terms of the agreement, and the Company did not recognize a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $28,672 during the year ended December 31, 2020. The July 2019 Note was fully converted as of December 31, 2020.

The Company issued an unsecured convertible promissory note on August 8, 2019 (the “August 2019 Note”), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The August 2019 Note shall mature on February 14, 2021. The August 2019 Note bears interest at 10% per annum. The August 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the August 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the August 2019 Note. The fair value of the August 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. The Company issued 21,000,000 shares of common stock upon conversion of principal in the amount of $40,676, plus other fees of $3,000. The August 2019 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $32,305 during the year ended December 31, 2020. The August 2019 Note as of December 31, 2020 had a remaining balance of $12,824.

The Company issued an unsecured convertible promissory note on August 29, 2019 (the “August 29, 2019 Note”), in the aggregate principal amount of $63,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $60,000. The August 29, 2019 Note matures on August 29, 2020. The August 29, 2019 Note bears an interest at 10% per annum. The August 29, 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the August 29, 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the August 29, 2019 Note. The fair value of the August 29, 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the year ended December 31, 2020, the Company issued 13,624,762 shares of common stock upon conversion in principal of $63,000, plus accrued interest of $3,150. The August 2019 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $24,408 during the year ended December 31, 2020. The August 2019 Note was fully converted as of December 31, 2020.

The Company issued an unsecured convertible promissory note on October 1, 2019 (the “Oct 2019 Note”), in the aggregate principal amount of $63,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $60,000. The October 1, 2019 Note matures on October 1, 2020. The Oct 2019 Note bears interest at 10% per annum. The Oct 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Oct 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Oct 2019 Note. The fair value of the Oct 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the year ended December 31, 2020, the Company issued 28,413,462 shares of common stock upon conversion of principal of $63,000, plus accrued interest of $3,150. The Oct 2019 Note was converted based on the terms of the agreement and the Company did not recognized a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $47,336 during the year ended December 31, 2020. The Oct 2019 Note was fully converted as of December 31, 2020.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on November 4, 2019 (the “Nov 2019 Note”), in the aggregate principal amount of $58,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $55,000. The November 4, 2019 Note matures on November 4, 2020. The Nov 2019 Note bears interest at 10% per annum. The Nov 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Nov 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Nov 2019 Note. The fair value of the Nov 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the year ended December 31, 2020, the Company issued 24,588,385 shares of common stock upon conversion of $58,000 in principal, plus accrued interest of $2,900. The Nov 2019 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $48,967 during the year ended December 31, 2020. The Nov 2019 Note was fully converted as of December 31, 2020.

The Company issued an unsecured convertible promissory note on December 20, 2019 (the “Dec 2019 Note”), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The December 20, 2019 Note matures on December 20, 2020. The Dec 2019 Note bears an interest at 10% per annum. The Dec 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Dec 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 2019 Note. The fair value of the Dec 2019 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the year ended December 31, 2020, the Company issued 21,118,946 shares of common stock upon the conversion of principal of $53,000, plus accrued interest of $2,650. The Dec 2019 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on the conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $51,407 during the year ended December 31, 2020. The Dec 2019 Note was fully converted as of December 31, 2020.

The Company issued an unsecured convertible promissory note on January 23, 2020 (the “Jan 2020 Note”), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The January 23, 2020 Note matures on January 23, 2021. The Jan 2020 Note bears interest at 10% per annum. The Jan 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jan 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan 2020 Note. The fair value of the Jan 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the year ended December 31, 2020, the Company issued 12,320,494 of common stock upon conversion of $53,000 in principal, plus accrued interest of $2,650. The Jan 2020 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on the conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $53,000 during the year ended December 31, 2020. The Jan 2020 Note was fully converted as of December 31, 2020.

The Company issued an unsecured convertible promissory note on February 13, 2020 (the “Feb 2020 Note”), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The Feb 2020 Note matures on August 14, 2021. The Feb 2020 Note bears interest at 10% per annum. The Feb 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Feb 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2020 Note. The fair value of the Feb 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $33,474 during the year ended December 31, 2020. The Feb 2020 Note as of December 31, 2020 had a remaining balance of $53,500.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on March 2, 2020 (the “Mar 2020 Note”), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The March 2, 2020 Note matures on March 2, 2021. The Mar 2020 Note bears interest at 10% per annum. The Mar 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Mar 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Mar 2020 Note. The fair value of the Mar 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the year ended December 31, 2020, the Company issued 7,520,270 shares of common stock upon conversion in principal of $53,000, plus accrued interest of $2,650. The Mar 2020 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on the conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $53,000 during the year ended December 31, 2020. The Mar 2020 Note was fully converted as of December 31, 2020.

The Company issued an unsecured convertible promissory note on April 28, 2020 (the “Apr 2020 Note”), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The April 28, 2020 Note matures on April 28, 2021. The Apr 2020 Note bears interest at 10% per annum. The Apr 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Apr 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The fair value of the Apr 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the year ended December 31, 2020, the Company issued 12,616,691 shares of common stock upon conversion in principal of $53,000, plus accrued interest of $2,650. The Apr 2020 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on the conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $53,000 during the year ended December 31, 2020. The Apr 2020 Note was fully converted as of December 31, 2020.

The Company issued an unsecured convertible promissory note on June 22, 2020 (the Jun 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The June 22, 2020 Note matures on June 22, 2021. The Jun 2020 Note bears interest at 10% per annum. The Jun 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jun 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jun 2020 Note. The fair value of the Jun 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the year ended December 31, 2020, the Company issued 7,623,288 shares of common stock upon conversion in principal of $53,000, plus accrued interest of $2,650. The Jun 2020 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on the conversion in the financials. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $53,000 during the year ended December 31, 2020. The Jun 2020 Note was fully converted as of December 31, 2020.

The Company issued an unsecured convertible promissory note on July 6, 2020 (the Jul 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The Jul 2020 Note matures on July 6, 2021. The Jul 2020 Note bears interest at 10% per annum. The Jul 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jul 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jul 2020 Note. The fair value of the Jul 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $25,847 during the year ended December 31, 2020. The Jul 2020 Note as of December 31, 2020 had a remaining balance of $53,000.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on August 4, 2020 (the Aug 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The August 4, 2020 Note matures on August 4, 2021. The Aug 2020 Note bears interest at 10% per annum. The Aug 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Aug 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Aug 2020 Note. The fair value of the Aug 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $21,781 during the year ended December 31, 2020. The Aug 2020 Note as of December 31, 2020 had a remaining balance of $53,000.

The Company issued an unsecured convertible promissory note on September 14, 2020 (the Sep 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The September 14, 2020 Note matures on September 14, 2021. The Sep 2020 Note bears interest at 10% per annum. The Sep 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Sep 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Sep 2020 Note. The fair value of the Sep 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $15,682 during the year ended December 31, 2020. The Sep 2020 Note as of December 31, 2020 had a remaining balance of $53,000.

The Company issued an unsecured convertible promissory note on November 2, 2020 (the Nov 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The November 2, 2020 Note matures on November 2, 2021. The Nov 2020 Note bears interest at 10% per annum. The Nov 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Nov 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Nov 2020 Note. The fair value of the Nov 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $8,567 during the year ended December 31, 2020. The Nov 2020 Note as of December 31, 2020 had a remaining balance of $53,000.

The Company issued an unsecured convertible promissory note on December 2, 2020 (the Dec 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The December 2, 2020 Note matures on December 2, 2021. The Dec 2020 Note bears interest at 10% per annum. The Dec 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Dec 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Nov 2020 Note. The fair value of the Dec 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,416 during the year ended December 31, 2020. The Dec 2020 Note as of December 31, 2020 had a remaining balance of $43,000.

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

During the year ended December 31, 2020, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $632,143, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the year ended December 31, 2020, the Company converted $738,850 in principal of convertible notes, plus accrued interest of $101,884, and other fees of $4,750. The convertible notes were valued using the binomial lattice valuation model showing an increase in fair value of the derivatives issued by $632,144 and the loss on the change in derivative by $139,038,754. As of December 31, 2020, the fair value of the derivative liability was $148,590,100.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

12/31/2020
Risk free interest rate	0.08% - 0.17%
Stock volatility factor	164.0% -247.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

7.	INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

Included in the balance on December 31, 2020, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

7.	INCOME TAXES (Continued)

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2020, the Company did not recognize interest and penalties.

As of December 31, 2020, the Company had net operating loss carry-forwards of approximately $9,890,000 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 30% to pretax income from continuing operations for the years ended December 31, 2020 and 2019 due to the following:

	2020	2019

Book Income (Loss)	(29,514,380)	1,236,710

Non-deductible expenses	29,381,500	(1,013,080)

Valuation Allowance	132,880	(223,630)

Income tax expense	$-	$-

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

Net deferred tax assets consist of the following components as of December 31, 2020 and 2019:

	2020	2019
Deferred tax assets:
NOL carryover	(2,076,950)	(1,947,750)
R & D credit	166,875	142,385
Depreciation	10,735	10,735

Deferred tax liabilities:		-

Less Valuation Allowance	1,899,340	1794,630

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

BIOSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

As of December 31, 2020, there were no legal proceedings against the Company.

10.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On January 4, 2021, the Company entered into a convertible promissory note with an investor providing for the sale by the Company of a 10% unsecured convertible note (the “Jan 2021 Note”) in the principal amount of $53,500. The Jan 2021 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average of the two lowest (2) day trading prices for common stock during the fifteen (15) trading day period prior to the conversion date.

On January 7, 2021, the Company issued 4,062,044 shares of common stock upon conversion of principal in the amount of $53,000, plus accrued interest of $2,650.

On January 15, 2021, the Company issued 14,025,851 shares of common stock upon conversion of principal in the amount of $12,300, plus accrued interest of $7,336.

On January 13, 2021, the Company received additional consideration on the convertible note dated February 26, 2018 in the amount of $50,000.

On January 14, 2021, the Company entered into a convertible promissory note with an investor providing for the sale by the Company of a 10% unsecured convertible note (the “Feb 2021 Note”) in the principal amount of $53,500. The Feb 2021 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 61% of the average of the two lowest (2) day trading prices for common stock during the fifteen (15) trading day period prior to the conversion date.

On January 27, 2021, the Company entered into a securities purchase agreement with an investor to sell through a private placement an aggregate of 52,000,000 shares of common stock and two separate pre-funded warrants to purchase up to an aggregate of 31,333,334 shares of common stock, and an aggregate of 83,333,334 shares of common stock for gross proceeds to the Company of approximately $5,000,000. The combined purchase price for on share of common stock and a warrant to purchase one share of common stock is $0.06 and the combined purchase price for one pre-funded warrant to purchase one share of common stock and a warrant to purchase one share of common stock is $0.0599.

On February 4, 2021, the Company issued 868,175 shares of common stock upon conversion of principal in the amount of $53,000, plus accrued interest of $2,650.

On February 5, 2021, the Company issued 908,118 shares of common stock upon conversion of principal in the amount of $12,824, plus accrued interest of $5,564 and other fees of $1,000.

On February 5, 2021, the Company issued 1,000,000 shares of common stock for services.

