Form 10-Q
period 2021-03-31
NewHydrogen, Inc.
filed 2021-05-17
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54819

NEWHYDROGEN, INC.

(Name of registrant in its charter)

Nevada	20-4754291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27936 Lost Canyon Road, Suite 202, Santa Clarita, CA 91387

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (661) 251-0001

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

The number of shares of registrant’s common stock issued and outstanding as of May 17, 2021 was 655,496,051.

NEWHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

CONDENSED BALANCE SHEET

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,874,553	$63,496
Prepaid expenses	86,645	55,435

TOTAL CURRENT ASSETS	3,961,198	118,931

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(32,359)	(32,023)

NET PROPERTY AND EQUIPMENT	4,866	5,202

OTHER ASSETS
Patents, net of amortization of $15,868 and $15,112, respectively	29,468	30,224
Deposit	770	770

TOTAL OTHER ASSETS	30,238	30,994

TOTAL ASSETS	$3,996,302	$155,127

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued expenses	$7,610	$991,716
Derivative liability	323,688	148,590,100
Convertible promissory notes net of debt discount of $20,227 and $219,850, respectively	86,773	1,069,974

TOTAL CURRENT LIABILITIES	418,071	150,651,790

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $0 and $0, respectively	-	1,418,225

TOTAL LONG TERM LIABILITIES	-	1,418,225

TOTAL LIABILITIES	418,071	152,070,015

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 authorized shares; 34,461 shares of Preferred Series C shares issued and outstanding	3	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 590,496,051 and 456,198,529 shares issued and outstanding, respectively	59,050	45,620
Preferred treasury stock, 0 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	117,784,316	13,114,993
Accumulated deficit	(114,265,138)	(165,075,501)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	3,578,231	(151,914,888)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,996,302	$155,127

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	14,798,471	118,819
Research and development	219,026	43,620
Depreciation and amortization	1,091	1,091

TOTAL OPERATING EXPENSES	15,018,588	163,530

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(15,018,588)	(163,530)

OTHER INCOME/(EXPENSES)
Interest income	367	7
Gain on settlement of debt and derivative	96,666,293	-
Loss on change in derivative liability	(30,289,771)	(6,676,676)
Interest expense	(547,938)	(225,313)

TOTAL OTHER INCOME (EXPENSES)	65,828,951	(6,901,982)

NET INCOME (LOSS)	$50,810,363	$(7,065,512)

BASIC EARNINGS (LOSS) PER SHARE	$0.10	$(0.05)

DILUTED EARNING (LOSS) PER SHARE	$0.05	$(0.05)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	519,644,564	145,334,913

DILUTED	990,606,274	145,334,913

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2020
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	-	-	133,912,520	13,391	12,301,739	(24,530,841)	(12,215,711)

Issuance of common shares for converted promissory notes and accrued interest	-	-	32,534,502	3,253	150,025	-	153,278

Net Loss	-	-	-	-	-	(7,065,512)	(7,065,512)

Balance at March 31, 2020 (unaudited)	-	$-	166,447,022	$16,644	$12,451,764	$(31,596,353)	$(19,127,945)

	THREE MONTHS ENDED MARCH 31, 2021
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	-	-	456,198,529	45,620	13,114,993	(165,075,501)	(151,914,888)

Issuance of common shares for cash	-	-	83,333,334	8,333	4,401,017	-	4,409,350

Issuance of common shares for converted promissory notes and accrued interest	-	-	21,964,188	2,197	203,779	-	205,976

Issuance of commons shares for services	-	-	1,000,000	100	149,700	-	149,800

Issuanc of preferred shares in exchange for fair value of convertible notes	34,853	3	-	-	85,555,201	-	85,555,204

Issuance of common shares for conversion of preferred stock	(392)	-	28,000,000	2,800	(2,800)	-	-

Stock compensation cost	-	-	-	-	14,362,426	-	14,362,426

Net Income	-	-	-	-	-	50,810,363	50,810,363

Balance at March 31, 2021 (unaudited)	34,461	$3	590,496,051	$59,050	$117,784,316	$(114,265,138)	$3,578,231

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$50,810,363	$(7,065,512)
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	1,091	1,091
Common stock issued for service	149,800	-
Stock compensation expense	14,362,426	-
(Gain) Loss on net change in derivative liability	30,289,771	6,676,676
Amortization of debt discount recognized as interest expense	435,762	152,798
Derecognition of derivative liability	(96,666,293)	-
(Increase) Decrease in Changes in Assets
Prepaid expenses	(31,210)	3,251
Increase (Decrease) in Changes in Liabilities
Accounts payable	-	6,665
Accrued expenses	60,996	72,405

NET CASH USED IN OPERATING ACTIVITIES	(587,294)	(152,626)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Procceds for the sale of common stock for cash, net	4,409,350	-
Principal payments on convertible debt	(203,000)
Net prroceeds from convertible promissory notes	192,000	159,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,398,350	159,500

NET INCREASE IN CASH	3,811,057	6,874

CASH, BEGINNING OF PERIOD	63,496	61,794

CASH, END OF PERIOD	$3,874,553	$68,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$53,705	$110
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$205,975	$153,278
Fair value of initial derivative	$180,004	$159,500
Fair value of convertible notes exchanged for preferred stock	$85,555,204	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the December 31, 2020.

Going Concern

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the three months ended March 31, 2021, the Company obtained funds from the issuance of convertible note agreements. Management believes this funding will continue from its’ current investors and from new investors. Management believes the existing shareholders, and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

Depreciation expense for the three months ended March 31, 2021 and 2020 was $1,091 and $1,091, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	2020	2019
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(15,868)	(15,112)
		$29,468	$30,224

Amortization expense for the three months ended March 31, 2021 and the year ended December 31, 2020 was $756 and $1,511, respectively.

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

On March 24, 2015 and September 2, 2015, the Company granted 12,000,000 stock options to its’ employee and 3,950,000 stock options to the board of directors for services.

On February 18, 2021, the Company granted 425,000,000 stock options to its employees for services at an exercise price of $0.091. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. Half of the 400,000,000 options vest immediately, and the remaining half o the option to purchase 200,000,000 shares of the Company’s common stock shall become exercisable in equal amounts over a twenty-four (24) month period during the term of the optionee’s employment, with the first installment of 8,333,333 shares vesting on March 18, 2021. The 50,000,000 options shall become exercisable in equal amounts over a thirty-six (36) month period during the term of the optionees employment, with the first installment of 1,388,889 shares vesting on March 18, 2021.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of March 31, 2021, 440,950,000 stock options were outstanding.

As of March 31, 2021, the Company granted no warrants and had no warrants outstanding.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $ 219,026 and $43,620 for the three months ended March 31, 2021 and 2020, respectively.

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

The Company has included shares issuable from convertible debt of $107,000 and 440,950,000 stock options for the three months ended March 31, 2021, because their impact on the income per share is dilutive.

For the three months ended March 31, 2020, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options, and the shares issuable from convertible debt of $2,871,102, because their impact was anti-dilutive.

	For the Three Months Ended March 31,
	2021	2020

Income (Loss) to common shareholders (Numerator)	$132,568,425	$(7,065,512)

Basic weighted average number of common shares outstanding (Denominator)	519,644,564	145,334,913

Diluted weighted average number of common shares outstanding (Denominator)	990,606,274	145,334,913

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2021, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2021 and December 31, 2020:

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of March 31, 2021	$323,688	$-	$-	$323,688

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of January 31, 2021	$148,590,100
Fair value of derivative liabilities issued	180,004
Gain on settlement of derivatives	(178,736,187)
Loss on change in derivative liability	30,289,771
Balance as of March 31, 2021	$323,688

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

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In May 2021, the FASB issued an amendment to accounting standards ASU 2021-04, (Subtopic 470-50) – Debt Modifications and Extinguishments”, which requires that an entity apply the new guidance to a modification or an exchange of a freestanding equity-classified written call option that is a part of or directly related to a modification or an exchange of an existing debt. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company has evaluated the impact of the adoption of ASU 2021-04, which has no effect on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

Preferred Stock

On January 14, 2021, the Board of Directors adopted a certificate of designation establishing the rights, preferences, privileges and other terms of 1,000 Series B Preferred Stock, par value $0.0001 per share, providing for supermajority voting rights to holders of Series B Preferred Stock. The intent of the Board is that all shares of the Series B Preferred Stock be issued to David Lee, Chief Executive Officer, Chairman of the Board, President and acting Chief Financial Officer in exchange for his continued employment with the Company.

On March 26, 2021, the Company entered into a purchase agreement with an investor for an exchange of convertible debt to equity. The investor exchanged convertible notes in the amount of $2,462,060, plus interest in the amount of $1,023,253 for an aggregate total of $3,485,313 in exchange for 34,853 shares of the Company’s Series C Preferred Stock. The extinguishment of the convertible debt and derivative was recognized in the financials as a gain on settlement of convertible notes and derivative liability. A valuation was prepared based on a stock price of $0.075, with a volatility of 206.03%, based on an estimated term of 5 years.

Per Valuation
Preferred shares issued	34,853
Stated value of debt and interest	$3,485,313
Calculated fair value of preferred shares	$85,555,204
Fair value of derivative liability removed	$178,464,388
Gain	$96,394,494

The Company recognized a gain on settlement of $96,394,494 for the extinguishment of convertible debt, plus derivative liability for the period ended March 31, 2021.

Common Stock

On October 28, 2019, the Board of Directors deem it advisable and in the best interest of the Corporation to increase the authorized number of shares of common stock of the Corporation from 500,000,000 shares of common stock, par value $0.0001 per share to 3,000,000,000 shares of common stock, par value $0.0001 per share.

During the three months ended March 31, 2021, the Company issued 83,333,334 shares of common stock purchased through a private placement for $5,000,000 at a purchase price of $0.06 per share.

During the three months ended March 31, 2021, the Company issued 21,964,188 shares of common stock upon conversion of convertible promissory notes in the amount of $184,124, plus accrued interest of $20,851, and other fees of $1,000 at prices ranging from $0.0014 - $0.0641.

During the three months ended March 31, 2021, the Company issued 73,273,212 shares of common stock upon conversion of convertible promissory notes in the amount of $587,628, plus accrued interest of $74,006, and other fees of $500 at prices ranging from $0.00495 - $0.0172.

During the three months ended March 31, 2021, the Company issued 1,000,000 shares of common stock for services at fair value.

During the three months ended March 31, 2021, the Company issued 28,000,000 shares of common stock upon conversion of 392 shares of preferred stock.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

4.	STOCK OPTIONS

Stock Options

The Company granted 400,000,000 stock options to its’ CEO and 50,000,000 stock options to an employee during the three months ended March 31, 2021. (Note 2)

	3/31/2021		3/31/2020
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,950,000	$0.23	15,950,000	$0.23
Granted	450,000,00	$0.091	-	-
Exercised	-	-	-	-
Expired	-	-
Outstanding as of the end of the periods	465,950,000	$0.088	15,950,000	$0.23
Exercisable as of the end of the periods	225,672,222	$0.084	15,950,000	$0.23

The weighted average remaining contractual life of options outstanding as of March 31, 2021 and 2020 was as follows:

3/31/2021				3/31/2020
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.09	2,450,000	2,450,000	0.98	$0.09	2,450,000	2,450,000	1.98
$0.26	13,500,000	13,500,000	1.42	$0.26	13,500,000	13,500,000	2.43
$0.091	450,000,000	209,722,222	6.89	-	-	-	-
	465,950,000	225,672,222			15,950,000	15,950,000

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2021 and 2020, related to the granting of these options was $14,362,426 and $0, respectively.

As of March 31, 2021 and 2020, respectively, there was no intrinsic value with regards to the outstanding options.

5.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2021, the outstanding convertible promissory notes net of debt discount are summarized as follows:

Convertible Promissory Notes, net of debt discount	$86,773
Less current portion	86,773
Total long-term liabilities	$-

At March 31, 2021, the Company had $107,000 in convertible promissory notes had a remaining debt discount of $20,227, leaving a net balance of $86,773.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note (the May 2014 Note”), in the amount of $500,000 on May 2, 2014. The May Note matured on September 18, 2019, and was extended to May 2, 2022 on December 26, 2019. The May 2014 Note bears interest at 10% per annum. The May 2014 Note is convertible into shares of the Company’s common stock at a conversion price of a) the lesser of $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the May 2014 Note has been determined by using the Binomial lattice formula from the effective date of each tranche. During the three months ended March 31, 2021, the Company exchanged principal of $1,560, plus accrued interest of $970 for preferred stock. As of March 31, 2021, the remaining balance of the May 2014 Note was $0.

The Company issued various unsecured convertible promissory notes (the 2015-2018 Notes”) in the aggregate amount of $2,145,000 on various dates of January 30, 2015 through February 9, 2018. The 2015-2018 Notes mature on January 30, 2023. The 2015-2018 Notes bears interest at 10% per annum. The 2015-2018 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the a) the lesser of $0.03 to $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance within the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the 2015-2018 Notes have been determined by using the Binomial lattice formula from the effective date of each tranche. During the March 31, 2021, the Company exchanged the Note for Preferred Stock for principal in the amount of $1,960,500, plus accrued interest of $923,717. As of March 31, 2021, the remaining balance of the 2015-2018 Notes was $0.

The Company issued various unsecured convertible promissory notes (the Feb 18 Note”) in the aggregate amount of $430,000 on various dates from February 26, 2018 through December 22, 2018. On January 13, 2021 and February 23, 2021, the Company received additional tranches in the amount of $70,000, associated with the Feb 2018 Note for a total aggregate of $500,000. The maturity date of the Feb 18 Note was extended, and as a result matures on February 18, 2023. The Feb 18 Note bears interest at 10% per annum. The Feb 18 Note is convertible into shares of the Company’s common stock at conversion prices ranging from the a) the lesser of $0.03 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with-in the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the Feb 18 Note was determined by using the Binomial lattice formula from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $126,134 during the three months ended March 31, 2021. During the three months ended March 31 2021, the Company exchanged the Note for Preferred Stock for principal in the amount of $500,000, plus accrued interest of $98,566. As of March 31, 2021, the balance of the Feb 18 Note was $0.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on August 8, 2019 (the “August 2019 Note”), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The August 2019 Note shall mature on February 14, 2021. The August 2019 Note bears interest at 10% per annum. The August 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the August 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the August 2019 Note. The fair value of the August 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. The Company issued 21,000,000 shares of common stock upon conversion of principal in the amount of $40,676, plus other fees of $3,000. The August 2019 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on conversion in the financials. During the three months ended March 31, 2021, the Company issued 908,119 shares of common stock for principal in the amount of $12,824, plus accrued interest of $5,564 and other fees of $1,000. The August 2019 Note as of March 31, 2021, had a remaining balance of $0.

The Company issued an unsecured convertible promissory note on February 13, 2020 (the “Feb 2020 Note”), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The Feb 2020 Note matures on February 13, 2021. The Feb 2020 Note bears interest at 10% per annum. The Feb 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Feb 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2020 Note. The fair value of the Feb 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,578 during the three months ended March 31, 2021. The Feb 2020 Note as of March 31, 2021, had a remaining balance of $53,500.

The Company issued an unsecured convertible promissory note on July 6, 2020 (the Jul 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The Jul 2020 Note matures on July 6, 2021. The Jul 2020 Note bears interest at 10% per annum. The Jul 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jul 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jul 2020 Note. The fair value of the Jul 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $27,153 during the three months ended March 31, 2021. The Company issued 4,062,044 shares of common stock upon conversion of principal in the amount of $53,000, plus accrued interest of $2,650. The Jul 2020 Note as of March 31, 2021, had a remaining balance of $0.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on August 4, 2020 (the Aug 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The August 4, 2020 Note matures on August 4, 2021. The Aug 2020 Note bears interest at 10% per annum. The Aug 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Aug 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Aug 2020 Note. The fair value of the Aug 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $31,219 during the three months ended March 31, 2021. The Company issued 868,175 shares of common stock upon conversion of principal in the amount of $53,000, plus accrued interest of $2,650. The Aug 2020 Note as of March 31, 2020 had a remaining balance of $0.

The Company issued an unsecured convertible promissory note on September 14, 2020 (the Sep 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The September 14, 2020 Note matures on September 14, 2021. The Sep 2020 Note bears interest at 10% per annum. The Sep 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Sep 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Sep 2020 Note. The fair value of the Sep 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $37,318 during the three months ended March 31, 2021. The Company issued 2,100,000 shares of common stock upon conversion of principal in the amount of $53,000, plus accrued interest of $2,650. The Sep 2020 Note as of March 31, 2021, had a remaining balance of $0.

The Company issued an unsecured convertible promissory note on November 2, 2020 (the Nov 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The November 2, 2020 Note matures on November 2, 2021. The Nov 2020 Note bears interest at 10% per annum. The Nov 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Nov 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Nov 2020 Note. The fair value of the Nov 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $44,433 during the March 31, 2021. The Note was paid off in cash for principal and interest. Company issued The Nov 2020 Note as of March 31, 2021 had a remaining balance of $0.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

The conversion feature of the Dec 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 2020 Note. The fair value of the Dec 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,416 during the March 31, 2021. The Note was paid off in cash for principal and interest. The Dec 2020 Note as of March 31, 2021 had a remaining balance of $0.

The Company issued an unsecured convertible promissory note on January 4, 2021 (the Jan 2021 Note), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The January 4, 2021 Note matures on March 4, 2021. The Jan 2021 Note bears interest at 10% per annum. The Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock.

The conversion feature of the Jan 2021 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan 2021 Note. The fair value of the Jan 2021 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $53,500 during the three months ended March 31, 2021. The Note was paid off in cash for principal and interest. The Jan 2021 Note as of March 31, 2021 had a remaining balance of $0.

The Company issued an unsecured convertible promissory note on January 14, 2021 (the Jan1421 Note), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The Jan1421 Note matures on January 14, 2021. The Jan1421 Note bears interest at 10% per annum. The Jan1421 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock.

The conversion feature of the Jan1421 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan1421 Note. The fair value of the Jan1421 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $53,500 during the March 31, 2021. The Note was paid off in cash for principal and interest. The Jan1421 Note as of March 31, 2021 had a remaining balance of $0.

During the period ended March 31, 2021, the Company exchanged convertible notes in the amount of $2,462,060 in principal, plus accrued interest of $1,023,253 for preferred stock.

In addition, the Company paid off convertible notes in the amount of $203,000 in principal, plus accrued interest of $52,780 in cash in the amount of $255,780.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

During the March 31, 2021, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $180,004, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the March 31, 2021, the Company converted $184,124 in principal of convertible notes, plus accrued interest of $20,851, and other fees of $1,000. The convertible notes were valued using the binomial lattice valuation model showing an increase in fair value of the derivatives issued by $638,936 and the loss on the change in derivatives by $30,289,771. As of March 31, 2021, the fair value of the derivative liability was $323,689.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

3/31/2021
Risk free interest rate	0.05%
Stock volatility factor	267.0% -270.0%
Weighted average expected option life	1 year - 5 years
Expected dividend yield	None

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

7.	RELATED PARTY TRANSACTION

On January 14, 2021, the Company issued 1,000 shares of Series B Preferred Stock to Mr. David Lee as a bonus for services. As of March 31, 2021, there were no Series B Preferred Stock outstanding.

8.	SECURITIES PURCHASE AGREEMENT

On January 27, 2021, the Company entered into a securities purchase agreement with an investor to sell through a private placement an aggregate of 52,000,000 shares of common stock and separate pre-funded warrants to purchase up to 31,333,334 shares of common stock, plus warrants to purchase up to 83,333,334 at an exercise price of $0.06 per share. In addition, the combined purchase price of $0.06 per one (1) share of common stock and associated warrant had a purchase price of $0.0599 per one (1) pre-funded and associated warrant for aggregate gross proceeds of $4,996,866 (5,000,0000 assuming full exercise of the pre-funded warrants). for gross proceeds to the Company of approximately $5,000,000. After closing cost the Company received net funds of $4,406,217, which does include the prefunded amount of $3,133.

In connection with the closing, the Company issued an additional 6,250,000 shares of warrants to purchase common stock with an exercise price of $0.075 and a termination date of July 27, 2026.

Warrants

The Company issued 120,916,668 common stock purchase warrants associated with a securities purchase agreement during the three months ended March 31, 2021.

	3/31/2021
	Number of Warrants	Weighted average exercise price
Outstanding as of the beginning of the periods	-	-
Issued	120,916,668	$0.065
Purchased	31,333,334	-
Expired	-	-
Outstanding as of the end of the periods	89,583,334	$0.067
Exercisable as of the end of the periods	89,583,334	$0.067

The weighted average remaining contractual life of the warrants outstanding as of March 31, 2021 was as follows:

3/31/2021
Exercisable Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0599	83,333,334	83,333,334	5.33
$0.075	6,250,000	6,250,000	5.33
	89,583,334	89,583,334

9.	COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2021, there were no legal proceedings against the Company.

10.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On April 7, 2021, the Company entered into a securities purchase agreement with an investor to sell through a private placement an aggregate of 65,000,000 shares of common stock and two separate pre-funded warrants to purchase up to an aggregate of 60,000,000 shares of common stock, and an aggregate of 125,000,000 shares of common stock for gross proceeds to the Company of approximately $5,000,000. The combined purchase price for one share of common stock and a warrant to purchase one share of common stock is $0.04 and the combined purchase price for one pre-funded warrant to purchase one share of common stock and a warrant to purchase one share of common stock is $0.0399.

On April 14, 2021, the Board of Directors of the Company authorized the issuance of 1,000 shares of Series D Preferred Stock, with a $0.0001 par value per share to David Lee, CEO in exchange for his continued employment with the Company. The Series D Preferred Stock total purchase price is $0.10 for 1, 000 shares of Series D Preferred Stock.

On May 4, 2021, the Board of Directors increased the authorized number of shares of common stock of the Corporation from 3,000,000,000 shares of common stock, par value $0.0001 per share to 6,000,000,000 shares of common stock, par value $0.0001 per share.

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

Overview

We are a developer of clean energy technologies. Our current focus is on developing an electrolyzer technology to lower the cost of Green Hydrogen production. As of April 30, 2021, we changed our name from BioSolar, Inc. to NewHydrogen, Inc.

Hydrogen is the cleanest and most abundant fuel in the universe. It is zero-emission and only produces water vapor when used. However, hydrogen does not exist in its pure form on Earth so it must be extracted. For centuries, scientists have known how to electricity to split water into hydrogen and oxygen using a device called an electrolyzer. Electrolyzers installed behind a solar farm or wind farm can use renewable electricity to split water, thereby producing Green Hydrogen. However, modern electrolyzers still cost too much. The chemical catalysts that enable the water-splitting reactions are currently made from platinum and iridium – both are very expensive precious metals. These catalysts account for nearly 50% of the cost of the electrolyzer.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2021, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $14,679,652 to $14,798,471 for the three months ended March 31, 2021 compared to $118,819 for the prior period ended March 31, 2020. This increase in G&A expenses was the result of an increase in professional fees in the amount of $268,871, an increase in the fair value of non-cash stock option expense in the amount of $14,362,426, and an increase in salaries of $41,521, and an overall increase of $6,834.

Research and Development

Research and Development (“R&D”) expenses decreased by $175,406 to $219,026 for the three months ended March 31, 2021, compared to $60,471 for the prior period ended March 31, 2020. This overall increase in R&D expenses was the result of an increase in outside research fees.

Depreciation

Depreciation expense for the three months ended March 31, 2021 and 2020 was $1,091 and $1091, respectively.

Other Income/(Expenses)

Other income and (expenses) increased by $(72,730,933) to $65,828,951for the three months ended March 31, 2021, compared to $(6,901,982) for the prior period ended March 31, 2020. The increase in other income and (expenses) was the result of an increase in non-cash loss on change in fair value of the derivative instruments  of $23,613,095, an increase in gain on extinguishment of convertible debt for equity of $96,666,293, an increase in interest expense of $322,625, which includes non-cash expense of amortization of debt discount in the amount of $435,762, and interest income of $360. The increase in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments.

Net Income (Loss)

Our net income for the three months ended March 31, 2021 was $50,810,363, compared to a net loss of $(7,065,512) for the prior period ended March 31, 2020. The increase in net lincome was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended March 31, 2021, we did not generate any revenues, and incurred net income of $50,810,363, due to an overall change in non-cash derivative liability, and used cash of $587,294 in operations. As of March 31, 2021, we had working capital of $3,543,127 and a shareholders’ equity of $3,578,231. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the three months ended March 31, 2021, we obtained funding through the sale of unregistered common shares and our convertible debt. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due and will allow the development of our core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

As of March 31, 2021, we had working capital of $3,543,127 compared to a working capital deficit of $150,532,859 for the year ended December 31, 2020. This increase in working capital of $154,075,986 was due primarily to an increase in cash, and prepaid expenses, and with a decrease in accrued expenses, convertible debt and derivative liability associated with our outstanding notes.

During the three months ended March 31, 2021, we used $587,294 of cash for operating activities, as compared to $152,626 for the year ended December 31, 2020. The increase in the use of cash for operating activities for the current period was a result of a decrease in accounts payable.

Cash provided from equity financing activities was $5,192,000 for the three months ended March 31, 2021, as compared to $159,500 for the prior period ended March 31, 2020. The increase was due to equity financing during the current period. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2020, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of March 31, 2021 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies to significantly reduce or replace catalysts made from rare earth materials with catalysts made from inexpensive earth abundant materials in electrolyzers to lower the cost of producing Green Hydrogen. We are currently also working on a silicon anode material technology intended to reduce the cost of lithium-ion batteries for electric vehicles.

Our plan of operation within the next three months is to utilize our cash balances to work on developing catalyst technologies for producing Green Hydrogen and a new EV silicon oxide battery material processing technology. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twenty four months. Management estimates that it will require additional cash resources during 2023, based upon its current operating plan and condition. We do not expect increased expenses during the second quarter of 2021. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twenty four months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off- balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2021, that our disclosure controls and procedures are effective to    ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on February 16, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2021, the Company issued 83,333,334 shares of common stock for cash through a securities purchase agreement.

During the period ended March 31, 2021, the Company issued 21,964,188 shares of common stock upon conversion of $184,124 in principal, plus accrued interest of $20,851, and other fees of $1,000, with prices ranging from $0.0014 to $0.0265.

During the period ended March 31, 2021, the Company used cash to settle a convertible debt in principal of $203,000, plus accrued interest of $52,780.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 17, 2021.

NEWHYDROGEN, INC.

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

