Form 10-Q
period 2021-09-30
NewHydrogen, Inc.
filed 2021-11-08
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

The number of shares of registrant’s common stock issued and outstanding as of November 5, 2021 was 715,496,051.

NEWHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

CONDENSED BALANCE SHEET

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$7,010,166	$63,496
Prepaid expenses	271,801	55,435

TOTAL CURRENT ASSETS	7,281,967	118,931

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(33,030)	(32,023)

NET PROPERTY AND EQUIPMENT	4,195	5,202

OTHER ASSETS
Patents, net of amortization of $17,379 and $15,112, respectively	27,957	30,224
Deposit	770	770

TOTAL OTHER ASSETS	28,727	30,994

TOTAL ASSETS	$7,314,889	$155,127

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$-	$-
Accrued expenses	-	991,716
Derivative liability	-	148,590,100
Convertible promissory notes net of debt discount of $0 and $219,850, respectively	-	1,069,974

TOTAL CURRENT LIABILITIES	-	150,651,790

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $0 and $0, respectively	-	1,418,225

TOTAL LONG TERM LIABILITIES	-	1,418,225

TOTAL LIABILITIES	-	152,070,015

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 authorized shares; 34,461 shares of Preferred Series C shares issued and outstanding	3	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 685,496,051 and 456,198,529 shares issued and outstanding, respectively	71,549	45,620
Preferred treasury stock, 0 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	133,894,558	13,114,993
Accumulated deficit	(126,651,221)	(165,075,501)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	7,314,889	(151,914,888)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,314,889	$155,127

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	2,521,726	122,477	20,960,556	341,536
Research and development	248,574	34,750	757,014	118,582
Depreciation and amortization	1,092	1,092	3,274	3,274

TOTAL OPERATING EXPENSES	2,771,392	158,319	21,720,844	463,392

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(2,771,392)	(158,319)	(21,720,844)	(463,392)

OTHER INCOME/(EXPENSES)
Interest income	1,657	57	2,942	69
Gain on settlement of debt and derivative	-	-	96,666,293	-
Gain (Loss) on change in derivative liability	73,396	(15,695,109)	(29,966,083)	(15,864,120)
Interest expense	(10,610)	(208,755)	(574,524)	(665,942)

TOTAL OTHER INCOME (EXPENSES)	64,443	(15,903,807)	66,128,628	(16,529,993)

NET INCOME (LOSS)	$(2,706,949)	$(16,062,126)	$44,407,784	$(16,993,385)

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.06)	$0.14	$(0.07)

DILUTED EARNING (LOSS) PER SHARE	$(0.00)	$(0.06)	$0.06	$(0.07)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	708,648,225	283,566,685	307,746,182	237,924,548

DILUTED	708,648,225	283,566,685	773,696,182	237,924,548

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2020
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	-	-	133,912,520	13,391	12,301,739	(24,530,841)	(12,215,711)

Issuance of common shares for converted promissory notes and accrued interest	-	-	235,197,440	23,519	614,675	-	638,194

Net Loss	-	-	-	-	-	(16,993,385)	(16,993,385)

Balance at September 30, 2020 (unaudited)	-	$-	369,109,960	$36,910	$12,916,414	$(41,524,226)	$(28,570,902)

	NINE MONTHS ENDED SEPTEMBER 30, 2021
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	-	-	456,198,529	45,620	13,114,993	(165,075,501)	(151,914,888)

Issuance of common shares for cash	-	-	208,333,334	20,833	8,763,867	-	8,784,700

Issuance of common shares for converted promissory notes and accrued interest	-	-	21,964,188	2,196	203,779	-	205,975

Issuance of commons shares for services	-	-	1,000,000	100	149,700	-	149,800

Issuance of preferred shares in exchange for fair value of convertible notes	34,853	3	-	-	85,555,201	-	85,555,204

Issuance of common shares for conversion of preferred stock	(392)	-	28,000,000	2,800	(2,800)	-	-

Stock compensation cost	-	-	-	-	20,126,314	-	20,126,314

Issuance of common stock warrants deemed dividends	-	-	-	-	5,983,504	(5,983,504)	-

Net Income	-	-	-	-	-	44,407,784	44,407,784

Balance at September 30, 2021 (unaudited)	34,461	$3	715,496,051	$71,549	$133,894,558	$(126,651,221)	$7,314,889

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$44,407,784	$(16,993,385)
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	3,274	2,182
Common stock issued for services	149,800	-
Stock compensation expense	20,126,314	-
(Gain) Loss on net change in derivative liability	29,966,083	169,011
Amortization of debt discount recognized as interest expense	455,989	320,742
Gain on settlement of debt and derivative	(96,666,293)	-
(Increase) Decrease in Changes in Assets
Prepaid expenses	(216,370)	11,854
Increase (Decrease) in Changes in Liabilities
Accounts payable	-	109
Accrued expenses	53,389	162,843

NET CASH USED IN OPERATING ACTIVITIES	(1,720,030)	(16,326,644)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds for the sale of common stock for cash	8,784,700	-
Principal payments on convertible debt	(310,000)	-
Net proceeds from convertible promissory notes	192,000	265,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,666,700	265,500

NET INCREASE IN CASH	6,946,670	(16,061,144)

CASH, BEGINNING OF PERIOD	63,496	61,794

CASH, END OF PERIOD	$7,010,166	$(15,999,350)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$439
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$205,975	$413,734
Fair value of initial derivative	$180,004	$265,500
Fair value of convertible notes exchanged for preferred stock	$85,555,204	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the December 31, 2020.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the nine months ended September 30, 2021, the Company obtained funds from the sale of shares of common stock, and from the issuance of a convertible note agreement. Management believes this funding will continue from its current investors and from new investors. Management believes the existing shareholders, and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $1,007 and $1,343, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	9/30/2021	12/31/2020
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(17,379)	(15,112)
		$27,957	$30,224

Amortization expense for the nine months ended September 30, 2021 and the year ended December 31, 2020 was $2,267 and $3,022, respectively.

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

On February 18, 2021, the Company granted 450,000,000 stock options to its employees for services at an exercise price of $0.091. On September 29, 2021, the Company amended the exercise price to $0.028 per share. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. Half of the 400,000,000 options vest immediately, and the remaining half of the option to purchase 200,000,000 shares of the Company’s common stock shall become exercisable in equal amounts over a twenty-four (24) month period during the term of the optionee’s employment, with the first installment of 8,333,333 shares vesting on March 18, 2021. The 50,000,000 options are exercisable in equal amounts over a thirty-six (36) month period during the term of the optionee’s employment, with the first installment of 1,388,889 shares vesting on March 18, 2021.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of September 30, 2021, 465,950,000 stock options were outstanding.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $ 1,005,588 and $118,582 for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company has included shares issuable from convertible debt of $107,000 and 465,950,000 stock options for the nine months ended September 30, 2021, because their impact on the income per share is dilutive.

For the nine months ended September 30, 2020, the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options, and the shares issuable from convertible debt of $2,739,790, because their impact was anti-dilutive.

	For the Nine Months Ended
	September 30,
	2021	2020

Income (Loss) to common shareholders (Numerator)	$44,159,210	$(16,993,385)

Basic weighted average number of common shares outstanding (Denominator)	307,746,182	237,924,548

Diluted weighted average number of common shares outstanding (Denominator)	773,696,182	237,924,548

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2021, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2021:

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of September 30, 2021	$-	$-	$-	$-

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of January 31, 2021	$148,590,100
Fair value of derivative liabilities issued	180,004
Derecognition of derivative liability	(178,736,187)
Loss on change in derivative liability	29,966,083
Balance as of September 30, 2021	$-

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Preferred Stock

On January 14, 2021, the Board of Directors adopted a certificate of designation establishing the rights, preferences, privileges and other terms of 1,000 Series B Preferred Stock, par value $0.0001 per share, providing for supermajority voting rights to holders of the Series B Preferred Stock. The shares of the Series B Preferred Stock were issued to David Lee, Chief Executive Officer, Chairman of the Board, President and acting Chief Financial Officer. The Series B Preferred Stock total purchase price is $0.10 for 1,000 shares of Series B Preferred Stock. The Series B Preferred stock were redeemed by the Company on February 28, 2021. As of September 30, 2021, there were no shares of Series B Preferred Stock outstanding.

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

The Company recognized a gain on settlement of $96,394,494 for the extinguishment of convertible debt, plus derivative liability for the period ended September 30, 2021.

On April 14, 2021, the Board of Directors of the Company authorized the issuance of 1,000 shares of Series D Preferred Stock, par value $0.0001 per share, to David Lee, Chief Executive Officer, Chairman of the Board, President and acting Chief Financial Officer. The Series D Preferred Stock total purchase price is $0.10 for 1,000 shares of Series D Preferred Stock. The Series D Preferred stock were redeemed by the Company on May 29, 2021. As of September 30, 2021, there were no shares of Series D Preferred Stock outstanding.

Common Stock

On June 10, 2021, the Company filed an amendment to its Articles of Incorporation to effect an increase in the authorized number of shares of common stock of the Corporation from 3,000,000,000 shares of common stock, par value $0.0001 per share to 6,000,000,000 shares of common stock, par value $0.0001 per share.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

3.	CAPITAL STOCK (Continued)

During the nine months ended September 30, 2021, the Company issued an aggregate of 52,000,000 shares of common stock and separate pre-funded warrants to purchase up to 31,333,334 shares of common stock, plus warrants to purchase up to 83,333,334 at an exercise price of $0.06 per share.

During the nine months ended September 30, 2021, the Company issued 65,000,000 shares of common stock and separate pre-funded warrants to purchase up to 60,000,000 shares of common stock, plus warrants to purchase up to 125,000,000 at an exercise price of $0.04 per share.

During the nine months ended September 30, 2021, the Company issued 21,964,188 shares of common stock upon conversion of convertible promissory notes in the principal amount of $184,124, plus accrued interest of $20,851, and other fees of $1,000 at prices ranging from $0.0014 - $0.0641.

During the nine months ended September 30, 2021, the Company issued 1,000,000 shares of common stock for services at fair value.

During the nine months ended September 30, 2021, the Company issued 28,000,000 shares of common stock upon conversion of 392 shares of preferred stock.

4.	STOCK OPTIONS

Stock Options

During the nine months ended September 30, 2021, the Company granted 400,000,000 stock options to its CEO and 50,000,000 stock options to an employee of the Company (Please see Note 2).

	9/30/2021		9/30/2020
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,950,000	$0.23	15,950,000	$0.23
Granted	450,000,000	$0.028	-	-
Exercised	-	-	-	-
Expired	-	-
Outstanding as of the end of the periods	465,950,000	$0.035	15,950,000	$0.23
Exercisable as of the end of the periods	254,838,889	$0.041	15,950,000	$0.23

The weighted average remaining contractual life of options outstanding as of September 30, 2021 and 2020 was as follows:

9/30/2021				9/30/2020
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.09	2,450,000	2,450,000	0.48	$0.09	2,450,000	2,450,000	1.48
$0.26	13,500,000	13,500,000	0.93	$0.26	13,500,000	13,500,000	1.93
$0.028	450,000,000	238,888,889	6.39 - 7.39	-	-	-	-
	465,950,000	254,838,889			15,950,000	15,950,000

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2021 and 2020, related to the granting of these options was $17,813,834 and $0, respectively.

As of September 30, 2021 and 2020, respectively, there was no intrinsic value with regards to the outstanding options.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES

The Company issued an unsecured convertible promissory note (the May 2014 Note”), in the amount of $500,000 on May 2, 2014. The May Note matured on September 18, 2019, and was extended to May 2, 2022 on December 26, 2019. The May 2014 Note bears interest at 10% per annum. The May 2014 Note is convertible into shares of the Company’s common stock at a conversion price of a) the lesser of $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the May 2014 Note has been determined by using the Binomial lattice formula from the effective date of each tranche. During the nine months ended September 30, 2021, the Company exchanged principal of $1,560, plus accrued interest of $970 for preferred stock. The May 2014 Note, as of September 30, 2021, was fully converted.

The Company issued various unsecured convertible promissory notes (the 2015-2018 Notes”) in the aggregate amount of $2,145,000 on various dates of January 30, 2015 through February 9, 2018. The 2015-2018 Notes mature on January 30, 2023. The 2015-2018 Notes bears interest at 10% per annum. The 2015-2018 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the a) the lesser of $0.03 to $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance within the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the 2015-2018 Notes have been determined by using the Binomial lattice formula from the effective date of each tranche. During the nine months ended September 30, 2021, the Company exchanged the Note for Preferred Stock for principal in the amount of $1,960,500, plus accrued interest of $923,717. The 2015-2018 Notes, as of September 30, 2021, was fully converted.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued various unsecured convertible promissory notes (the Feb 18 Note”) in the aggregate amount of $430,000 on various dates from February 26, 2018 through December 22, 2018. On January 13, 2021 and February 23, 2021, the Company received additional tranches in the amount of $70,000, associated with the Feb 2018 Note for a total aggregate of $500,000. The maturity date of the Feb 18 Note was extended, and as a result matures on February 18, 2023. The Feb 18 Note bears interest at 10% per annum. The Feb 18 Note is convertible into shares of the Company’s common stock at conversion prices ranging from the a) the lesser of $0.03 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with-in the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the Feb 18 Note was determined by using the Binomial lattice formula from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $126,134 during the nine months ended September 30, 2021. During the three months ended March 31 2021, the Company exchanged the Note for Preferred Stock for principal in the amount of $500,000, plus accrued interest of $98,566. The Feb 18 Note, as of September 30, 2021, was fully converted.

The Company issued an unsecured convertible promissory note on August 8, 2019 (the “August 2019 Note”), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The August 2019 Note shall mature on February 14, 2021. The August 2019 Note bears interest at 10% per annum. The August 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the August 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the August 2019 Note. The fair value of the August 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. The Company issued 21,000,000 shares of common stock upon conversion of principal in the amount of $40,676, plus other fees of $3,000. The August 2019 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on conversion in the financials. During the nine months ended September 30, 2021, the Company issued 908,119 shares of common stock for principal in the amount of $12,824, plus accrued interest of $5,564 and other fees of $1,000. The August 2019 Note as of September 30, 2021, was fully converted.

The Company issued an unsecured convertible promissory note on February 13, 2020 (the “Feb 2020 Note”), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The Feb 2020 Note matures on February 13, 2021. The Feb 2020 Note bears interest at 10% per annum. The Feb 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Feb 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2020 Note. The fair value of the Feb 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the period ended September 30, 2021, the Company issued 6,479,947 shares of common stock for principal in the amount of $53,500, plus accrued interest of $8,018. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,578 during the nine months ended September 30, 2021. The Feb 2020 Note as of September 30, 2021, was fully converted.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on July 6, 2020 (the Jul 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The Jul 2020 Note matures on July 6, 2021. The Jul 2020 Note bears interest at 10% per annum. The Jul 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jul 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jul 2020 Note. The fair value of the Jul 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $27,153 during the three months ended September 30, 2021. The Company issued 4,062,044 shares of common stock upon conversion of principal in the amount of $53,000, plus accrued interest of $2,650. The Jul 2020 Note as of September 30, 2021, was fully converted.

The Company issued an unsecured convertible promissory note on August 4, 2020 (the Aug 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The August 4, 2020 Note matures on August 4, 2021. The Aug 2020 Note bears interest at 10% per annum. The Aug 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Aug 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Aug 2020 Note. The fair value of the Aug 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $31,219 during the nine months ended September 30, 2021. The Company issued 868,175 shares of common stock upon conversion of principal in the amount of $53,000, plus accrued interest of $2,650. The Aug 2020 Note as of March 31, 2020, was fully converted.

The Company issued an unsecured convertible promissory note on August 17, 2020 (the “Aug 2020 Note”), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The Aug 2020 Note matures on August 17, 2021. The Aug 2020 Note bears interest at 10% per annum. The Aug 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Aug 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Aug 2020 Note. The fair value of the Aug 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the period the Company issued 6,440,677 shares of common stock upon conversion of principal in the amount of $53,500, plus accrued interest of $5,350. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $33,566 during the nine months ended September 30, 2021. The Aug 2020 Note as of September 30, 2021, was fully converted.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on September 14, 2020 (the Sep 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The September 14, 2020 Note matures on September 14, 2021. The Sep 2020 Note bears interest at 10% per annum. The Sep 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Sep 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Sep 2020 Note. The fair value of the Sep 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $37,318 during the nine months ended September 30, 2021. The Company issued 2,100,000 shares of common stock upon conversion of principal in the amount of $53,000, plus accrued interest of $2,650. The Sep 2020 Note as of September 30, 2021, was fully converted.

The Company issued an unsecured convertible promissory note on November 2, 2020 (the Nov 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The November 2, 2020 Note matures on November 2, 2021. The Nov 2020 Note bears interest at 10% per annum. The Nov 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Nov 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Nov 2020 Note. The fair value of the Nov 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $44,433 during the September 30, 2021. The Note was paid off in cash for principal and interest. Company issued The Nov 2020 Note as of September 30, 2021, was fully converted.

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

The conversion feature of the Dec 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 2020 Note. The fair value of the Dec 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,416 during the September 30, 2021. The Note was paid off in cash for principal and interest. The Dec 2020 Note as of September 30, 2021, was fully converted.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on January 4, 2021 (the Jan 4, 2021 Note), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The January 4, 2021 Note matures on March 4, 2021. The Jan 2021 Note bears interest at 10% per annum. The Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jan 4 2021 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan 4 2021 Note. The fair value of the Jan 4 2021 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $53,500 during the nine months ended September 30, 2021. The Note was paid off in cash for principal and interest. The Jan 4 2021 Note as of September 30, 2021, was fully converted.

The Company issued an unsecured convertible promissory note on January 14, 2021 (the Jan 14 2021 Note), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The Jan 14 2021 Note matures on January 14, 2021. The Jan 14 2021 Note bears interest at 10% per annum. The Jan 14 2021 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jan 14 2021 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan 14 2021 Note. The fair value of the Jan 14 2021 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $53,500 during the September 30, 2021. The Note was paid off in cash for principal and interest. The Jan 14 2021 Note as of September 30, 2021, was fully converted.

During the nine months ended September 30, 2021, the Company exchanged convertible notes in the amount of $2,462,060 in principal, plus accrued interest of $1,023,253 for 34,853 shares of Series C Preferred Shares.

In addition, the Company repaid convertible notes in the amount of $203,000 in principal, plus accrued interest of $52,780.

As of September 30, 2021, the Company had no outstanding convertible promissory notes.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

6.	DERIVATIVE LIABILITIES (Continued)

The convertible notes issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the nine months ended September 30, 2021, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $180,004, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the nine months ended September 30, 2021, the Company converted $184,124 in principal of convertible notes, plus accrued interest of $20,851, and other fees of $1,000. The convertible notes were valued using the binomial lattice valuation model showing an increase in fair value of the derivatives issued by $638,936 and the loss on the change in derivatives by $29,966,083. As of September 30, 2021, all derivatives were fully converted or paid off.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

7.	RELATED PARTY TRANSACTION

On January 14, 2021, the Company issued 1,000 shares of Series B Preferred Stock to David Lee. As of September 30, 2021, there were no Series B Preferred Stock outstanding. The total purchase price is $0.10 for 1,000 shares of Series B Preferred Stock. The Series B Preferred stock were redeemed by the Company on January 29, 2021. As of September 30, 2021, there were no shares of Series B Preferred Stock outstanding.

On April 14, 2021, the Company issued 1,000 shares of Series D Preferred Stock to David Lee. The total purchase price is $0.10 for 1,000 shares of Series D Preferred Stock. The Series D Preferred stock were redeemed by the Company on May 29, 2021. As of September 30, 2021, there were no shares of Series D Preferred Stock outstanding.

8.	SECURITIES PURCHASE AGREEMENT

On January 27, 2021, the Company entered into a securities purchase agreement with an investor to sell through a private placement an aggregate of 52,000,000 shares of common stock and separate pre-funded warrants to purchase up to 31,333,334 shares of common stock, plus warrants to purchase up to 83,333,334 at an exercise price of $0.06 per share. In addition, the combined purchase price of $0.06 per one (1) share of common stock and associated warrant had a purchase price of $0.0599 per one (1) pre-funded and associated warrant for aggregate gross proceeds of $4,996,866 (5,000,0000 assuming full exercise of the pre-funded warrants) for gross proceeds to the Company of approximately $5,000,000. After closing cost, the Company received net funds of $4,406,217, plus pre-funded proceeds of $3,133 for total cash received of $4,409,350.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

8.	SECURITIES PURCHASE AGREEMENT (Continued)

In connection with the closing, the Company issued an additional 6,250,000 shares of warrants to purchase common stock with an exercise price of $0.075 and a termination date of July 27, 2026.

On April 4, 2021, the Company entered into a securities purchase agreement with an investor to sell through a direct registered offering an aggregate of 65,000,000 shares of common stock and separate pre-funded warrants to purchase up to 60,000,000 shares of common stock, plus warrants to purchase up to 125,000,000 at an exercise price of $0.04 per shares. In addition, the combined purchase price of $0.04 per one (1) share of common stock and associated warrant had a purchase price of $0.0399 per one (1) pre-funded and associated warrant for aggregate gross proceeds of $4,994,000 (5,000,0000 assuming full exercise of the pre-funded warrants) for gross proceeds to the Company of approximately $5,000,000. After closing cost, the Company received net funds of $4,369,350, plus pre-funded proceeds of $6,000 for total cash received of $4,375,350.

In connection with the closing, the Company issued an additional 9,375,000 shares of warrants to purchase common stock with an exercise price of $0.05 and a termination date of April 4, 2026.

	9/30/2021
	Number of Warrants	Weighted average exercise price
Outstanding as of the beginning of the periods	-	-
Issued	315,291,668	$0.048
Purchased	91,333,334	-
Expired	-	-
Outstanding as of the end of the periods	223,958,334	$0.048
Exercisable as of the end of the periods	223,958,334	$0.048

The weighted average remaining contractual life of the warrants outstanding as of September 30, 2021 was as follows:

9/30/2021
Exercisable Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.04	125,000,000	125,000,000	4.52
$0.05	9,375,000	9,375,000	4.51
$0.06	83,333,334	83,333,334	4.83
$0.075	6,250,000	6,250,000	4.83
	223,958,334	223,958,334

9.	COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2021, there were no legal proceedings against the Company.

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

Overview

We are a developer of clean energy technologies. Our current focus is on developing an electrolyzer technology to lower the cost of Green Hydrogen production. Green Hydrogen is the term used to refer to Hydrogen fuel that is created using renewable energy instead of fossil fuels.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2021, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $2,399,249 to $2,521,726 for the three months ended September 30, 2021, compared to $122,477 for the prior period ended September 30, 2020. The primary increase in G&A expenses was the result of an increase in fair value of non-cash stock compensation of $2,312,480, an increase in professional fees in the amount of $24,192, and an increase in salaries of $55,750, and an overall increase in expenses of $6,827.

Research and Development

Research and Development (“R&D”) expenses increased by $213,824 to $248,574 for the three months ended September 30, 2021, compared to $34,750 for the prior period ended September 30, 2020. This overall increase in R&D expenses was the result of an increase in outside research fees.

Depreciation

Depreciation expense for the three months ended September 30, 2021 and 2020 was $1,092 and $1092, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $15,968,250 to $64,443 for the three months ended September 30, 2021, compared to $15,903,807 for the prior period ended September 30, 2020. The decrease in other income and (expenses) was the result of a decrease in non-cash loss on change in fair value of the derivative instruments of $15,768,505, an increase in interest income of $1,600, with a decrease in interest expense of $198,145, which includes non-cash expense of amortization of debt discount in the amount of $134,211. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments.

Net Income (Loss)

Our net loss for the three months ended September 30, 2021 was $2,706,949, compared to a net loss of $16,062,126 for the prior period ended September 30, 2020. The decrease in net loss was due to a decrease in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations – Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020.

OPERATING EXPENSES

General and Administrative Expenses

G&A expenses increased by $20,619,020 to $20,960,556 for the nine months ended September 30, 2021, compared to $341,536 for the prior period ended September 30, 2020. The primary increase in G&A expenses was the result of an increase in fair value of non-cash stock compensation of $20,126,314, an increase in professional fees in the amount of $302,204, and an increase in salaries and payroll tax expenses of $178,133, with an overall increase in expenses of $12,369.

Research and Development

R&D expenses increased by $638,432 to $757,014 for the nine months ended September 30, 2021, compared to $118,582 for the prior period ended September 30, 2020. This overall increase in R&D expenses was the result of an increase in outside research fees.

Depreciation

Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $3,274 and $3,274, respectively.

Other Income/(Expenses)

Other income and (expenses) increased by $82,658,621 to $66,128,628 for the nine months ended September 30, 2021, compared to $16,529,993 for the prior period ended September 30, 2020. The increase in other income and (expenses) was the result of a increase in non-cash loss on change in fair value of the derivative instruments of $14,101,963, an increase in gain on extinguishment of convertible debt for equity of $96,666,293, an increase in interest income of $2,873, and a decrease in interest expense of $91,418, which includes non-cash expense of amortization of debt discount in the amount of $5,892. The increase in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments.

Net Income (Loss)

Our net income for the nine months ended September 30, 2021 was $44,407,784, compared to a net loss of $16,993,385 for the prior period ended September 30, 2020. The increase in net income was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended September 30, 2021, we did not generate any revenues, and recognized net income of $44,407,784, due to an overall change in non-cash derivative liability, and used cash of $1,720,030 in operations. As of September 30, 2021, we had working capital of $7,281,967 and a shareholders’ equity of $7,314,889.

In the nine months ended September 30, 2021, we obtained funding through the sale of shares of our common stock and convertible debt. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due and will allow the development of our core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

As of September 30, 2021, we had working capital of $7,281,967 compared to a working capital deficit of $150,532,859 for the year ended December 31, 2020. This increase in working capital was due primarily to an increase in cash, and prepaid expenses, with a decrease in accrued expenses, convertible debt and derivative liability associated with our outstanding notes.

During the nine months ended September 30, 2021, we used $1,720,030 of cash for operating activities, as compared to $16,326,644 for the year ended December 31, 2020. The increase in the use of cash for operating activities for the current period was a result of an increase in prepaid expense.

Net cash provided from equity financing activities was $8,666,700 for the nine months ended September 30, 2021, as compared to $265,500 for the prior period ended September 30, 2020. The increase was due to equity financing during the current period. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2020, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of September 30, 2021 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies to significantly reduce or replace catalysts made from rare earth materials with catalysts made from inexpensive earth abundant materials in electrolyzers to lower the cost of producing Green Hydrogen.

Our plan of operation within the next three months is to utilize our cash balances to work on developing catalyst technologies for producing Green Hydrogen. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next thirty-six months. Management estimates that it will require additional cash resources during 2024, based upon its current operating plan and condition. We do not expect increased expenses during the fourth quarter of 2021. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next thirty-six months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off- balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2021, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 8, 2021.

NEWHYDROGEN, INC.

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

