Form 10-K
period 2021-12-31
NewHydrogen, Inc.
filed 2022-03-31
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021_________________________________________

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54819

NEWHYDROGEN, INC.

(Exact name of registrant as specified in its charter)

nevada	20-4754291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (661) 251-0001

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2021, was approximately $19,331,768.

The number of shares of the registrant’s common stock outstanding, as of March 29, 2022 was 715,496,051.

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

We are developing technologies to significantly reduce or replace rare materials with inexpensive earth abundant materials in electrolyzers to help usher in a Green Hydrogen economy. In a 2020 report, Goldman Sachs estimates that Green Hydrogen will be a $12 trillion market opportunity by 2050.

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

Hydrogen does not exist in its pure form, and must be extracted. According to a 2020 report from the U.S. Department of Energy, more than 98% of hydrogen in the world are made by steam reforming of natural gas (“Grey Hydrogen”) or coal gasification (“Brown Hydrogen”). Both sources of hydrogen are basically different forms of dirty, carbon heavy, and non-renewable fossil fuels. This does nothing to help fight climate change or lead to renewable energy and a sustainable planet.

According to a 2020 research report from Grand View Research, hydrogen is already a big business today with an annual market size of more than $117 billion in 2019. Developing cost-competitive Green Hydrogen made from renewable resources such as solar, wind and water can significantly expand the market for hydrogen. At this time, we believe electrolyzer technology represents the most certain way forward.

Solar or Wind Energy + Water + Electrolyzers = Green Hydrogen

Abundant sources of Green Hydrogen can power a clean energy world of fast charging fuel cell electric vehicles, light up our homes, make our fertilizers and ultimately replace many forms of fossil fuels.

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

With this global backdrop and concerted actions toward climate policies and clean energy, we believe the Green Hydrogen revolution is ready to take off. The Sun does not always shine, and the wind does not always blow. Therefore, green energy from solar and wind power is inherently intermittent and unreliable as a primary source of power. However, by converting that green electricity into Green Hydrogen, it can be used anywhere and anytime for electricity, chemicals, heating and all necessities of life.

Because of the versatility of hydrogen, we believe Green Hydrogen has the potential to fundamentally improve the world economy and usher in a new era of economic prosperity, sustainability, and energy independence to those with access to solar, wind and water which describes most of the entire world.

In a 2020 report, Bank of America noted that hydrogen will take 25% of all oil demand by 2050 and that Green Hydrogen economy could be worth more than $11 trillion by 2050. The firm also compared Green Hydrogen to pre-2007 smartphones and the Internet prior to the dot-com boom.

Electrolyzer Technology

For more than 200 years, scientists have known how to split water into hydrogen (H2) and oxygen (O2). By placing two metal electrodes into a jar of salted water (electrolytic solution) and applying an electrical voltage between them, H2 and O2 will bubble up at the separate electrodes. This process is called electrolysis and the device is called an electrolyzer. If the source of electricity is renewable such as solar or wind, then the resulting hydrogen is a zero-greenhouse gas renewable resource – Green Hydrogen.

There are two primary types of commercial electrolyzers. The original alkaline electrolyzer and the modern proton exchange membrane (PEM) electrolyzer. However, neither technology can currently produce Green Hydrogen at scale that is cost competitive with Grey or Brown Hydrogen sourced from fossil fuels.PEM electrolysis has the advantage of higher efficiency and quickly reacting to fluctuating input energy, which is ideally matched to the fluctuating nature of solar and wind energy. Its smaller footprint also makes it ideal for distributed systems, which is how most renewable energy systems are implemented.

PEM electrolyzers are expensive because they rely on rare materials such as platinum and iridium – which is akin to stardust found only in asteroids – as chemical catalysts for the water-splitting reactions. According to National Renewable Energy Laboratory (NREL), these materials account for nearly 50% of the capital cost of PEM electrolyzers. Additionally, the cost of electricity contributes to over 50% of hydrogen production costs.

Our technology is aimed at lowering the cost of catalysts and key components in PEM electrolyzers by:

●	Replacing rare materials with inexpensive earth abundant materials,

●	significantly reducing the amount of rare materials used, and

●	Reducing energy consumption.

Applications of Green Hydrogen

Unlike lithium-ion where it is simply a battery technology, Green Hydrogen is an economy. There are many applications for Green Hydrogen, some with larger markets than others. Here are just a few.

(Source: U.S. DOE)

●	Green Electric Grid - The electric grid is finicky, sometimes it needs a lot of electricity sometimes it does not. Unused electricity from solar and wind farms are wasted if it is not used immediately. The Sun does not always shine, and the wind does not always blow, and this makes solar and wind sourced electricity unreliable. One solution is to use an electrolyzer system to convert the excess solar/wind electricity into hydrogen and store it in inexpensive nearby underground caverns. When electricity demand spikes, the hydrogen can be converted back into electricity through a fuel cell. We believe, this is a very scalable solution as opposed to miles and miles of very expensive grid-scale battery systems. In fact, the Advanced Clean Energy Storage project in Utah aims to do just this by building the world’s largest storage facility for 1,000 megawatts of clean power, partly by putting hydrogen into underground salt caverns.

●	Fuel Cell Electric Vehicles (FCEV) - Perhaps the most exciting application of hydrogen is the direct use in fuel cell electric vehicles. A hydrogen tank in a passenger car can be filled in under five minutes. The only tailpipe emission is water. Big name car manufacturers such as Toyota, Hyundai, BMW, Mercedes-Benz all have FCEVs in development. China is committing to putting 1,000,000 FCEVs on the road by 2030.

●	Battery Electric Vehicles (BEV) –We believe BEV and FCEV can coexist just like diesel and gasoline cars coexist today. Battery EVs running on electricity generated through the Green Electric Grid is a beneficiary and indirect user of hydrogen technology. The Green Electric Grid is the network of solar, wind and other alternative energy generation and distribution.

●	Hydrogen Fueling Stations – We believe electrolyzers are well suited and scalable for distributed onsite Green Hydrogen generation in fueling station applications. With green electricity from a nearby solar array or renewable electric grid, Green Hydrogen can be produced anywhere and anytime. This distributed model of hydrogen production eliminates the need for expensive transportation from a centralized facility.

●	Lower Carbon Gas Infrastructure - Green Hydrogen can serve as a steppingstone to a lower carbon footprint natural gas supply. Southern California Gas, and others, have demonstrated that the existing natural gas pipelines that supply gas to our cooking stoves and homes can safely contain 5-10% hydrogen without any modifications. This means that an electrolyzer system near a natural gas plant can inject Green Hydrogen directly into the existing gas infrastructure, lowering the carbon footprint of our meals and our warm homes.

●	Air Taxis of the Future - Hydrogen has 200 times the theoretical energy of lithium-ion batteries per kilogram. We believe hydrogen is the obvious choice because of its lighter weight, in the emerging but potentially revolutionary air mobility market of small electric aircrafts, such as the Skai air tax drone. According to Skai, battery-powered air mobility vehicles are projected to have flight durations of less than half an hour before needing to recharge – Skai’s hydrogen fuel cells give them the ability to fly continuously for up to 4 hours or more with higher capacity auxiliary tanks.

Research and Development

Our electrolyzer technology research and development is conducted at the University of California at Los Angeles through a sponsored research agreement. The current program is focused on replacing iridium with earth abundant materials that meet or exceed the performance characteristics of iridium. We have also identified additional components and materials in electrolyzers where meaningful cost reductions can be performed. While iridium is the oxygen catalyst, its counterpart on the hydrogen side is platinum, a material so rare that only 200 tons are mined every year. Another critical component is the porous transport layer (“PTL”), also known as the gas diffusion layer, which facilitates the movement of water and gases to and from the catalyst surfaces. According to the National Renewable Energy Laboratory, the catalysts, membrane and PTL assembly account for more than 50%-75% of the capital cost of the electrolyzer stack.

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

Manufacturing and Distribution

We entered into a manufacturing supply agreement with a third party for the future commercial production of hydrogen generation plants. See “Recent Developments” below.

We may enter into additional agreements for the manufacture and distribution of our own technology products in the future.

Intellectual Property

On May 19, 2011, we filed a U.S. patent to protect the intellectual property rights for “Photovoltaic Module Backsheet, Materials for Use in Module Backsheet and Process for Making the Same,” application number 13/093,549. The inventor listed on the patent application is Stanley Levy, our former Chief Technology Officer. The Company is listed as assignee. This patent was issued on July 14, 2015. Our BioBacksheetR is currently available for licensing only.

On March 26, 2018, North Carolina Agricultural and Technical State University filed a U.S. patent application U.S. Serial No. 62/473,772 titled “Prelithiated Silicon Particles for Lithium Ion Batteries”, and we currently have a non-exclusive License Agreement for the use of the technology. The patent was issued on December 29, 2020.

Competition

There are a number of companies developing green hydrogen technologies including ITM Power, Clean Power Hydrogen Group, Sunfire, Greenway Energy, Amalyst, and AFC Energy. We expect a high level of competition, but the market opportunity is very large. Once we implement the prototype demonstration of our technology for commercial application, we plan on seeking partnership or licensing arrangements for our green hydrogen technology with a select group of equipment manufacturers of green hydrogen.

Technology Development Partners

On September 28, 2017, the Company entered into an Exclusive License Agreement (the “License Agreement”) with the North Carolina A&T State University related to the use of the University’s intellectual property in the Company’s business of developing, producing and marketing lithium-ion batteries. Within thirty (30) days after entering into the License Agreement, the Company paid to the University a one-time, non-refundable license fee in the sum of $15,000. Pursuant to the terms of the License Agreement, the Company is obligated to pay all costs of preparing, filing, prosecution, issuance and maintenance related to the patents underlying the intellectual property licensed by the Company. In addition, the Company is obligated to make certain annual royalty payments and sub-licensing fees. On September 28, 2020, the Company again paid to the University annual non-refundable licensee fee of $15,000. On September 28, 2021, the Company chose not to renew the exclusive licensing arrangement. The Company still retains a nonexclusive license to use the technology.

On June 14, 2018, the Company executed a joint development agreement with Silicio Ferrosolar SLU, a subsidiary of Ferroglobe, PLC (NASDAQ:GSM), for collaborative efforts to assess, develop, and/or market silicon anode materials for high power, high energy lithium ion batteries by integrating BioSolar technology and Ferroglobe silicon materials.

On March 6, 2020, the Company executed a joint development agreement with Soelect, Inc, for collaborative efforts to assess, develop, and/or market a processing technology to produce silicon oxide anode materials for electric vehicle lithium ion batteries. The Company ended the joint development relationship in June 2021 and has pivoted away from pursuing battery technology to focus on pursuing Green Hydrogen Opportunities.

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

Corporate Information and History

We were incorporated in the State of Nevada on April 24, 2006, as BioSolar Labs, Inc. Our name was changed to BioSolar, Inc. on June 8, 2006, and to NewHydrogen, Inc. on April 30, 2021.

Our principal executive offices are located at 27936 Lost Canyon Road, Suite 202, Santa Clarita, California 91387, and our telephone number is (661) 251-0001.

Our fiscal year end is December 31.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov.

We maintain our corporate website at http://newhydrogen.com (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report).

Recent Development

On February 2, 2022, we entered into a Manufacturing Supply Agreement with Verde LLC providing for the future commercial production of hydrogen generation plants. The term of the Agreement continues through December 31, 2024, unless earlier terminated pursuant to the terms thereof. Additionally, the Agreement contemplates that the quantities, pricing and delivery date and other terms will be set forth in purchase orders issued under the Agreement.

Human Capital Resources

As of March 31, 2022, we had two (2) full time employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS

WE HAVE A LIMITED HISTORY OF LOSSES AND HAVE NEVER REALIZED REVENUES TO DATE.

Since inception, we have incurred losses and have negative cash flows from operations and have realized only minimal revenues. From inception through December 31, 2021, we have an accumulated deficit of $151,914,888. These factors, among others discussed in Note (1) to the financial statements included in this Annual Report, raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our chief executive officer, Dr. David Lee, who has been critical to the development of our technologies and business. The loss of the services of Dr. Lee could have a material adverse effect on our operations. We are also highly dependent on our chief operating officer, Mr. Spencer Hall, who has been critical in the development of business relationships with partners and potential customers. We do not have employment agreements with Dr. Lee or Mr. Hall and do not maintain key man insurance with respect to Dr. Lee or Mr. Hall. Accordingly, there can be no assurance that they will remain associated with us. Their efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Dr. Lee, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

While there are a number of companies developing green hydrogen technologies for electrolyzers, we do not know of any employing anything similar to our non-precious metal-based catalysts. We may face competition from these companies as they may expand or extend their product offering to incorporate new catalyst materials.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors and executive officers beneficially own approximately 31.6% of the outstanding shares of our common stock as of December 31, 2021. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

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

On February 22, 2007, our common stock became eligible for quotation on the OTC Bulletin Board under the ticker symbol “BSRC” and is currently quoted on the OTC Pink maintained by the OTC Markets Group, Inc. under the ticker symbol “NEWH”.

Common Stock

We are authorized to issue 6,000,000,000 shares of common stock, $0.0001 par value per share.

Holders of the Company’s common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors to our board of directors. Subject to the rights of our preferred stock, holders of the Company’s common stock representing a majority of the voting power of the Company’s common stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of the Company’s outstanding shares is required to effectuate certain fundamental corporate changes such as a liquidation, merger or an amendment to the Company’s articles of incorporation

Subject to the rights of preferred stockholders (if any), holders of the Company’s common stock are entitled to share in all dividends that the Board of Directors, in its discretion, declares from legally available funds. In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. The Company’s common stock has no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the Company’s common stock.

As of March 30, 2022, our common stock was held by 90 stockholders of record and we had 715,496,051 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are developing technologies to significantly reduce or replace catalysts made from rare materials with catalysts made from inexpensive earth abundant materials in electrolyzers to lower the cost of Green Hydrogen, thus help usher in a Green Hydrogen economy. In a 2020 report, Goldman Sachs estimates that Green Hydrogen will be a $12 trillion market opportunity by 2050.

We have previously developed an innovative material technology to reduce the cost per watt of electricity produced by Photovoltaic, or PV, solar modules.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2021 COMPARED TO THE YEAR ENDED DECEMBER 31, 2020

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $50,781,366 to $51,229,031 for the year ended December 31, 2021, compared to $447,665 for the prior period December 31, 2020. This increase in G&A expenses was the result of an increase in non-cash stock compensation of $50,232,202, increase in salaries of $232,771, increase in professional fees of $290,208, with an increase of $26,185 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $1,043,412 to $1,221,134 for the year ended December 31, 2021, compared to $177,722 for the prior period ended December 31, 2020. This overall increase in R&D expenses was the result of an increase in corporate outside services.

Depreciation and amortization Expense

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $4,365 and $4,365, respectively.

Other Income/(Expenses)

Other income and (expenses) increased by $(206,044,226) to $62,644,010, of other expense for the year ended December 31, 2021, compared to $(139,914,908 of other income for the prior period ended December 31, 2020. The increase in non-cash loss on change in fair value of the derivative instruments of $202,253,656, interest income of $3,557 with a decrease in interest expense in the amount of $(301,705), which includes the net change in amortization of debt discount in the amount of $155,857. The decrease in other income and (expenses) was primarily due to the non-cash net change in derivatives for our outstanding convertible promissory notes.

Net Loss

Our net income was $10,189,480 for the year ended December 31, 2021, compared to a net loss of $(140,544,660) for the prior period ended December 31, 2020. The increase in net income was due to an increase in non-cash other income (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on the calculated estimates. These inputs are used to determine the fair value of the derivative liabilities and are subject to significant changes from period to period based on these valuations, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, we had $6,655,953 in working capital as compared to $150,532,859 for the prior year ended December 31, 2020. The decrease in working capital was due primarily to a decrease in derivative liability, convertible debt, and prepaid expenses, with an increase in cash and accounts payable.

During the year ended December 31, 2021, the Company used $2,084,486 of cash for operating activities, as compared to $647,298 for the prior year ended December 31, 2020. The increase in the use of cash for operating activities was a result of an increase in research and development, salary expense in the year ended December 31, 2021 compared to December 31, 2020. The Company is focused on development of silicon anode additive technology for next generation lithium-ion batteries.

Cash used in investing activities for the years ended December 31, 2021 and 2020 was $0, respectively.

Cash provided from financing activities during the year ended December 31, 2021 was $8,666,700 as compared to $649,000 for the prior year ended December 31, 2020. Our capital needs have primarily been met from the proceeds of convertible debt offerings and equity financing. We are currently in the development stage of our business and have no revenues.

Our financial statements as of December 31, 2021 and 2020 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated February 14, 2021 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of clean energy technologies to lower the cost of producing green hydrogen. The Company’s current focus is on developing lower cost replacements for precious metal based catalysts for hydrogen electrolyzers.

Our plan of operation within the next twelve months is to utilize our cash balances to expand the existing electrolyzer technology program focused on significantly reducing or replacing rare materials in electrolyzers with inexpensive earth abundant materials to help usher in a Green Hydrogen economy.

We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twenty four months. Management estimates that it will require additional cash resources during 2024, based upon its current operating plan and condition. We expect increased expenses during the second quarter of 2022 as we ramp up prototyping efforts for electrolyzer incorporating our catalyst technology as well as commence an additional related technology program.

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

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2021, our internal controls over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	62	Chief Executive Officer, Acting Chief Financial Officer and Director
Spencer Hall	45	Chief Operating Officer and Director

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

Spencer Hall – Chief Operating Officer and Director of the Company since February 8, 2021, Mr. Hall has held senior management positions over the course of his career including director of communications for PacifiCorp, a Berkshire Hathaway Energy-owned electric utility serving nearly two million customers across Oregon, California, Washington, Utah, Idaho and Wyoming. Prior to his role at PacifiCorp, he served as vice president of digital platforms for the Utah Jazz (Larry H. Miller Sports & Entertainment) and as news director of KSL.com, the largest news outlet in the Intermountain West. Hall holds a Master of Science in Instructional Design and Technology from Utah State University and a Bachelor of Arts in Visual Art from Brigham Young University.

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

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held eighteen (18) meetings in 2021 including three (3) meetings prior to filing our quarterly reports and one (1) meeting prior to filing this Annual Report. All Board members were present at all of the meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2021 all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee	2021	$0.232	-	-	28.686	(1)	-	-	-	$28,918
- CEO and Acting CFO	2020	$0.156	-	-	-		-	-	-	$0.156

Spencer Hall – COO	2021	$.157			3.652	(2)				$3.809
		$-	-	-	-		-	-	-	$-

(1)	Calculated at fair value in accordance with the authoritative guidance provided by the Financial Accounting Standards Board, where the value of the stock compensation is based upon the grant date and recognized over the vesting period. On the grant date of February 18, 2021, half of the shares vested immediately, and the remaining half shall become exercisable in equal amounts over a twenty-four (24) month period during the term of the Optionee’s employment. On June 29, 2021, the Company repriced the options and recognized additional compensation expense per ASC 718. Mr. Lee was granted options to purchase 400,000,000 shares of common stock at an exercise price of $0.028, with a fair value of $28.686 million calculated using the Black Scholes method.

(2)	Calculated at fair value in accordance with the authoritative guidance provided by the Financial Accounting Standards Board, where the value of the stock compensation is based upon the grant date and recognized over the vesting period. On the grant date of February 18, 2021, the options shall become exercisable in equal amounts over a thirty-six (36) month period during the term of the Optionee’s employment. On June 29, 2021, the Company repriced the options and recognized additional compensation expense per ASC 718. Mr. Hall was granted options to purchase 50,000,000 shares of common stock at an exercise price of $0.028, with a fair value of $3.652 million calculated using the Black Scholes method.

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

The following table sets forth, as of March 31, 2022, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 31, 2022 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 31, 2022 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o NewHydrogen, Inc., 27936 Lost Canyon Road, Suite 202, Santa Clarita, CA 91387

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned(1)
Common Stock	David Lee (2)	341,769,285	32.5%
Common Stock	Spencer Hall (3)	20,833,335	2.8%
All Executive Officers and Directors as a Group (2 individuals)		362,602,620	35.3%

1.	Based upon 715,496,051 shares of common stock outstanding as of March 31, 2022.
2.	Includes 4,769,290 shares of common stock and 336,999,995 shares of common stock underlying options that are fully vested and that will vest within 60 days of the date of this report.
3.	Includes 20,833,335 shares of common stock underlying options that are fully vested and that will vest within 60 days of the date of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no material related party transactions which we entered into during the last two fiscal years.

Director Independence

We currently do not currently have any directors who are “independent” as defined under the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table shows that fees that were billed to the Company by our independent registered public accounting firm for professional services rendered in 2021 and 2020.

The audit fees represent fees for professional services performed by M&K CPAS, PLLC (“M&K”) as applicable, for the audit of our financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Year	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2021	$22,000	$-	$-	$-
2020	$22,000	$-	$-	$-

Audit-Related Fees

We did not incur assurance and audit-related fees during 2021 and 2020, to M&K as applicable, nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the years ended December 31, 2021 and 2020, respectively.

All Other Fees

There were no other fees billed to us by M&K as applicable, for services rendered to us during the years ended December 31, 2021 and 2020, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES .

Exhibit No.	Description

3.1	Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on April 24, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.2	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on May 25, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.3	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on June 8, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.4	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on July 18, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011)

3.5	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on July 10, 2013 (Incorporated by reference to the Company’s Quarterly Report of Form 10-Q filed with the SEC on October 25, 2013)

3.6	Bylaws of BioSolar, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.7	Certificate of Designations of Preferences Rights and Limitations of Series A Preferred Stock filed with the Nevada Secretary of State on October 29, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2019)

3.8

Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on December 10, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2019)

3.9	Certificate of Designations of Preferences Rights and Limitations of Series B Preferred Stock filed with the Nevada Secretary of State on January 15, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

3.10	Certificate of Designation filed with the Nevada Secretary of State on March 11, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021)

3.11	Certificate of Designations of Preferences Rights and Limitations of Series D Preferred Stock filed with the Nevada Secretary of State on April 14, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2021)

3.12	Articles of Conversion/Exchange/Merger filed with the Nevada Secretary of State on April 28, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the SEC on May 3, 2021)

3.13	Certificate to Accompany Amended and Restated Articles filed on June 9, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2021)

4.1	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.7	Joint Development Agreement with Silico Ferrosolar SLU dated as of June 14, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2018

10.52	Convertible Promissory Note dated as of January 14, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

10.53	Securities Purchase Agreement dated as of January 14, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

10.54	Engagement Letter dated as of January 22, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.55	Form of Securities Purchase Agreement dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.56	Form of Warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.57	Form of Registration Rights Agreement dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.58	Form of Placement Agent Warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.59	Form of Pre-Funded warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.60	Securities Purchase Agreement dated as of March 9, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021)

10.61	Form of Securities Purchase Agreement dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.62	Form of Common Warrant dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.63	Form of Pre-Funded Warrant dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2008)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 31, 2022.

NEWHYDROGEN, INC.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND
ACTING CHIEF FINANCIAL OFFICER (ACTING PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/s/ DAVID LEE	CHIEF EXECUTIVE OFFICER	March 31, 2022
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARD

/s/ SPENCER HALL	CHIEF OPERATING OFFICER AND DIRECTOR
SPENCER HALL		March 31, 2022

INDEX TO FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NewHydrogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NewHydrogen, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, shareholders’ deficit, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 2 to the financial statements, the Company issues stock-based compensation in accordance with ASC 718, Compensation.

Auditing management’s calculation of the fair value of stock-based compensation can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculation. Auditing a specialist’s calculation of the value of derivatives can be a significant judgment given the fact that the Company uses the specialists estimates on various inputs to the calculation.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2019

Houston, TX

NEWHYDROGEN, INC.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS

CURRENT ASSETS
Cash	$6,645,710	$63,496
Prepaid expenses	12,023	55,435

TOTAL CURRENT ASSETS	6,657,733	118,931

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(33,366)	(32,023)

NET PROPERTY AND EQUIPMENT	3,859	5,202

OTHER ASSETS
Patents, net of amortization of $18,134 and $15,112, respectively	27,202	30,224
Deposit	770	770

TOTAL OTHER ASSETS	27,972	30,994

TOTAL ASSETS	$6,689,564	$155,127

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,780	$-
Accrued expenses	-	991,716
Derivative liability	-	148,590,100
Convertible promissory notes net of debt discount of $0 and $219,850, respectively	-	1,069,974

TOTAL CURRENT LIABILITIES	1,780	150,651,790

LONG TERM LIABILITIES
Convertible promissory notes net of debt discount of $0 and $0, respectively	-	1,418,225

TOTAL LONG TERM LIABILITIES	-	1,418,225

TOTAL LIABILITIES	1,780	152,070,015

COMMITMENT AND CONTINGENICES (See Note 9)	-	-

Series C Convertible Preferred Stock, 34,853 and 0 shares outstanding, respectively, redeemable value of $3,485,313 and $0, respectively	3,485,313	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 authorized shares;	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 715,496,051 and 456,198,529 shares issued and outstanding, respectively	71,549	45,620
Preferred treasury stock, 0 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	164,000,447	13,114,993
Accumulated deficit	(160,869,525)	(165,075,501)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	3,202,471	(151,914,888)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,689,564	$155,127

The accompanying notes are an integral part of these audited financial statements

NEWHYDROGEN, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years Ended
	December 31, 2021	December 31, 2020

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	51,229,031	447,665
Research and development	1,221,134	177,722
Depreciation and amortization	4,365	4,365

TOTAL OPERATING EXPENSES	52,454,530	629,752

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(52,454,530)	(629,752)

OTHER INCOME/(EXPENSES)
Interest income	3,632	75
Gain on settlement of debt and derivatives	93,180,986	-
Gain (Loss) on change in derivative liability	(29,966,084)	(139,038,754)
Interest expense	(574,524)	(876,229)

TOTAL OTHER INCOME (EXPENSES)	62,644,010	(139,914,908)

NET INCOME (LOSS)	$10,189,480	$(140,544,660)

BASIC EARNINGS (LOSS) PER SHARE	$0.02	$(0.50)

DILUTED EARNING (LOSS) PER SHARE	$0.00	$(0.50)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	651,573,767	280,952,034

DILUTED	1,117,523,767	280,952,034

The accompanying notes are an integral part of these audited financial statements

NEWHYDROGEN, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	YEAR ENDED DECEMBER 31, 2020
	Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	-	$-	$133,912,520	$13,391	$12,301,739	$(24,530,841)	$(12,215,711)

Issuance of common shares for converted promissory notes and accrued interest	-	-	322,286,009	32,229	813,254	-	845,483

Net Loss	-	-	-	-	-	(140,544,660)	(140,544,660)

Balance at December 31, 2020	-	$-	456,198,529	$45,620	$13,114,993	$(165,075,501)	$(151,914,888)

	YEAR ENDED DECEMBER 31, 2021
	Preferred Stock			Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	-	$-	$-	$456,198,529	$45,620	$13,114,993	$(165,075,501)	$(151,914,888)

Issuance of common shares for cash	-	-	-	208,333,334	20,833	8,763,867	-	8,784,700

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	21,964,188	2,196	203,779	-	205,975

Issuance of commons shares for services	-	-	-	1,000,000	100	149,700	-	149,800

Fair value of convertible notes and accrued interest in exchanged for Series C Preferred Stock			-	-	-	85,555,201	-	85,555,201

Issuance of, Series C Preferred stock	-	-	3,485,313	-	-	-	-	-

Issuance of common shares for conversion of preferred stock		-	-	28,000,000	2,800	(2,800)	-	-

Stock compensation cost	-	-	-	-	-	50,232,202	-	50,232,202

Issuance of common stock warrants deemed dividends	-	-	-	-	-	5,983,504	(5,983,504)	-

Rounding	-	-		-	-	1	-	1

Net Income	-	-	-	-	-	-	10,189,480	10,189,480

Balance at December 31, 2021	-	$-	$3,485,313	715,496,051	$71,549	$164,000,447	$(160,869,525)	$3,202,471

The accompanying notes are an integral part of these audited financial statements

NEWHYDROGEN, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$10,189,480	$(140,544,660)
Adjustment to reconcile net income(loss) to net cash
(used in) provided by operating activities
Depreciation and amortization expense	4,366	4,365
Common stock issued for services	149,800	-
Stock compensation expense	50,232,202	-
(Gain) Loss on net change in derivative liability	29,966,084	139,038,754
Amortization of debt discount recognized as interest expense	455,989	611,856
Gain on settlement of debt and derivative	(93,180,986)	-
(Increase) Decrease in Changes in Assets
Prepaid expenses	43,411	(25,479)
Increase (Decrease) in Changes in Liabilities
Accounts payable	1,780	(58)
Accrued expenses	53,388	267,924

NET CASH USED IN OPERATING ACTIVITIES	(2,084,486)	(647,298)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds for the sale of common stock for cash	8,784,700	-
Principal payments on convertible debt	(310,000)	-
Net proceeds from convertible promissory notes	192,000	649,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,666,700	649,000

NET INCREASE IN CASH	6,582,214	1,702

CASH, BEGINNING OF YEAR	63,496	61,794

CASH, END OF YEAR	$6,645,710	$63,496

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$455,989	$925
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$205,975	$845,483
Fair value of initial derivative	$180,004	$632,144
Fair value of preferred stock in exchange of convertible notes	$85,555,201	$-
Issuance of common stock warrants deemed dividends	$5,983,504	$-

The accompanying notes are an integral part of these audited financial statements

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

1.	Basis of Presentation

Organization

NewHydrogen, Inc. (the “Company”) was incorporated in the state of Nevada on April 24, 2006.  The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market Photovoltaic solar technology products.

Line of Business

We are a developer of clean energy technologies. Our current focus is on developing an electrolyzer technology to lower the cost of Green Hydrogen production. We are developing technologies to significantly reduce or replace rare earth materials with inexpensive earth abundant materials in electrolyzers to help usher in a Green Hydrogen economy. We previously developed BioBacksheetR, a high performance green back sheet for Photovoltaic solar modules.,

Going Concern Substantial Doubt Alleviated

As of the year ended December 31, 2021, the Company had income of $10,189,480. As of December 31, 2021, its accumulated deficit was $160,869,525.

Management believes the Company’s present cash flows will enable it to meet its obligations for twenty four months from the date these financial statements are available to be issued. Management will continue to obtain new equity financing. It is probable that management will continue to obtain new sources of financing that will enable the Company to meet its obligations for the twelve-month period from the date the financial statements are available to be issued.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2021, the cash balance in excess of the FDIC limits was $6,395,710. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Depreciation expense for the years ended December 31, 2021 and 2020 was $1,342 and $2,098, respectively.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

	Useful Lives	12/31/2021	12/31/2020
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(18,134)	(15,112)
		$27,202	$30,224

Amortization expense for the years ended December 31, 2021 and 2020 was $3,022 and $2,267, respectively.

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

On February 18, 2021, the Company granted 450,000,000 stock options to its employees for services at an exercise price of $0.091. On June 29, 2021, the Company amended the exercise price of the options to $0.028 per share. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of the repricing or upon termination of employment. Half of the 400,000,000 options vested upon grant, and the remaining half of the option to purchase 200,000,000 shares of the Company’s common stock shall become exercisable in equal amounts over a twenty-four (24) month period during the term of the optionee’s employment, with the first installment of 8,333,333 shares vesting on March 18, 2021. The 50,000,000 options are exercisable in equal amounts over a thirty-six (36) month period during the term of the optionee’s employment, with the first installment of 1,388,889 shares vesting on March 18, 2021.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of December 31, 2021, 465,950,000 stock options were outstanding.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $1,221,134 and $177,722 for the years ended December 31, 2021 and 2020, respectively.

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

For the year ended December 31, 2021, the Company has included shares issuable from 465,950,000 stock options and 223,958,334 warrants, because their impact on the income per share is dilutive.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings (Loss) per Share Calculations (Continued)

For the year ended December 31, 2020 the Company’s diluted loss per share is the same as the basic loss per share, and the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 15,950,000 stock options, and the shares issuable from convertible debt of $2,739,790, because their impact was anti-dilutive.

	For the Year Ended
	December 31,
	2021	2020

Income (Loss) to common shareholders (Numerator)	$10,189,480	$(140,544,660)

Basic weighted average number of common shares outstanding (Denominator)	651,573,767	280,952,034

Diluted weighted average number of common shares outstanding (Denominator)	1,117,523,767	280,952,034

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2021, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. As of December 31, 2021, there were no financial instruments to report.

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of January 31, 2021	$148,590,100
Fair value of derivative liabilities issued	180,004
Fair value of derivative liability removed	(178,736,187)
Loss on change in derivative liability	29,966,083
Balance as of December 31, 2021	$-

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Preferred Stock

On January 14, 2021, the Board of Directors adopted a certificate of designation establishing the rights, preferences, privileges and other terms of 1,000 Series B Preferred Stock, par value $0.0001 per share, providing for supermajority voting rights to holders of the Series B Preferred Stock. The shares of the Series B Preferred Stock were issued to David Lee, Chief Executive Officer, Chairman of the Board, President and acting Chief Financial Officer. The Series B Preferred Stock total purchase price is $0.10 for 1,000 shares of Series B Preferred Stock. The Series B Preferred stock was returned and expired on February 28, 2021. As of December 31, 2021, there were no shares outstanding.

On April 14, 2021, the Board of Directors of the Company authorized the issuance of 1,000 shares of Series D Preferred Stock, par value $0.0001 per share, to David Lee, Chief Executive Officer, Chairman of the Board, President and acting Chief Financial Officer. The Series D Preferred Stock total purchase price was $0.10 for 1,000 shares of Series D Preferred Stock. The Series D Preferred stock was returned and expired on May 29, 2021. As of December 31, 2021, there were no shares of Series D Preferred Stok outstanding.

The Company estimated the fair value of the Series B and D Preferred Stock as of the valuation dates. The market approach was utilized to arrive at an indication of equity value by using quoted market prices of the common shares as of January 14, 2021 and April 14, 2021. The market cap of the Company represents 100% of the minority interest for all outstanding common shares. The Preferred Series B and D Preferred Stock fair value is based on the value of the voting rights. The Preferred Series B and D Preferred Stock represents a controlling voting interest in the Company and therefore determining the control premium is an indication of the security’s value. The control premium is based on publicly traded companies or comparable entities in related industries, which have been acquired in an arm’s-length transaction. The valuation of the Series B and D Preferred Stock were valued using the common stock price of $0.1587 and $0.0439, respectively and the market capitalization based on the fully diluted common and preferred shares outstanding. The total fair value of the voting control of the Series B and Series D was $9,616,486 and $18,176,922, respectively, for an aggregate total of $27,793,408.

On March 9, 2021, the Company entered into an agreement with an investor for the exchange of convertible debt to equity. The investor exchanged convertible notes in the amount of $2,462,060, plus interest in the amount of $1,023,253 for an aggregate total of $3,485,313 for 34,853 shares of the Company’s Series C Preferred Stock with a stated face value of one hundred dollars ($100) (“share value”), and is convertible into shares of fully paid and non-assessable shares of common stock of the Company. The Series C preferred stock shall be entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The Holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014, and has no voting rights.

The extinguishment of the convertible debt was recognized in the Company’s financials as a gain on settlement of convertible notes and derivative. A valuation was prepared based on a stock price of $0.075, with a volatility of 206.03%, based on an estimated term of 5 years.

Per Valuation
Preferred shares issued	34,853
Stated value of debt and interest	$3,485,313
Calculated fair value of preferred shares	$85,555,201
Fair value of derivative liability removed	$178,736,187
Gain	$(93,180,986)

The Company recognized a gain on settlement of $93,180,986 for the extinguishment of convertible debt, plus derivative liability for the year ended December 31, 2021.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

3.	CAPITAL STOCK (Continued)

Common Stock December 31, 2021

On June 10, 2021, the Company filed an amendment to its Articles of Incorporation to effect an increase in the authorized number of shares of common stock of the Corporation from 3,000,000,000 shares of common stock, par value $0.0001 per share to 6,000,000,000 shares of common stock, par value $0.0001 per share.

During the year ended December 31, 2021, the Company issued an aggregate of 52,000,000 shares of common stock, pre-funded warrants to purchase up to 31,333,334 shares of common stock, and warrants to purchase up to 83,333,334 at an exercise price of $0.06 per share.

During the year ended December 31, 2021, the Company issued 65,000,000 shares of common stock, pre-funded warrants to purchase up to 60,000,000 shares of common stock, and warrants to purchase up to 125,000,000 at an exercise price of $0.04 per shares.

During the year ended December 31, 2021, the Company issued 21,964,188 shares of common stock upon conversion of convertible promissory notes in the principal amount of $184,124, plus accrued interest of $20,851, and other fees of $1,000 at prices ranging from $0.0014 - $0.0641.

During the year ended December 31, 2021, the Company issued 1,000,000 shares of common stock for services at fair value.

During the year ended December 31, 2021, the Company issued 28,000,000 shares of common stock upon conversion of 392 shares of Series C Preferred stock.

Common Stock December 31, 2020

During the year ended December 31, 2020, the Company issued 322,286,009 shares of common stock upon conversion of convertible promissory notes in the amount of $738,850, plus accrued interest of $101,884, and other fees of $4,750 at prices ranging from $0.0014 - $0.0074.

4.	STOCK OPTIONS

Stock Options

During the year ended December 31, 2021, the Company granted 400,000,000 stock options to its CEO and 50,000,000 stock options to an employee of the Company (See Note 2).

	12/31/2021		12/31/2020
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	15,950,000	$0.23	15,950,000	$0.23
Granted	450,000,000	$0.028	-	-
Exercised	-	-	-	-
Expired	-	-
Outstanding as of the end of the periods	465,950,000	$0.035	15,950,000	$0.23
Exercisable as of the end of the periods	313,172,222	$0.039	15,950,000	$0.23

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

4.	STOCK OPTIONS (Continued)

The weighted average remaining contractual life of options outstanding as of December 31, 2021 and 2020 was as follows:

12/31/2021				12/31/2020
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.09	2,450,000	2,450,000	0.98	$0.09	2,450,000	2,450,000	1.23
$0.26	13,500,000	13,500,000	0.93	$0.26	13,500,000	13,500,000	1.37
$0.028	450,000,000	297,222,222	6.50	-	-	-	-
	465,950,000	313,172,222			15,950,000	15,950,000

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2021 and 2020, related to the granting of these options was $22,438,794 and $0, respectively.

As of December 31, 2021 and 2020, respectively, there was no intrinsic value with regards to the outstanding options.

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2021, the Company had no outstanding convertible promissory notes.

The Company issued an unsecured convertible promissory note (the May 2014 Note”), in the amount of $500,000 on May 2, 2014. The May Note matured on September 18, 2019 and was extended to May 2, 2022 on December 26, 2019. The May 2014 Note bears interest at 10% per annum. The May 2014 Note is convertible into shares of the Company’s common stock at a conversion price of a) the lesser of $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the average three (3) lowest trading prices of three (3) separate trading days recorded after the effective date, or c) the lowest effective price granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the May 2014 Note has been determined by using the Binomial lattice formula from the effective date of each tranche. During the year ended December 31, 2021, the Company exchanged principal of $1,560, plus accrued interest of $970 for preferred stock. The May 2014 Note, as of December 31, 2021, was fully converted.

The Company issued various unsecured convertible promissory notes (the 2015-2018 Notes”) in the aggregate amount of $2,145,000 on various dates of January 30, 2015 through February 9, 2018. The 2015-2018 Notes mature on January 30, 2023. The 2015-2018 Notes bears interest at 10% per annum. The 2015-2018 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the a) the lesser of $0.03 to $0.25 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance within the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the 2015-2018 Notes have been determined by using the Binomial lattice formula from the effective date of each tranche. During the year ended December 31, 2021, the Company exchanged the Note for Preferred Stock for principal in the amount of $1,960,500, plus accrued interest of $923,717. The 2015-2018 Notes, as of December 31, 2021, was fully converted.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued various unsecured convertible promissory notes (the Feb 18 Note”) in the aggregate amount of $430,000 on various dates from February 26, 2018 through December 22, 2018. On January 13, 2021 and February 23, 2021, the Company received additional tranches in the amount of $70,000, associated with the Feb 2018 Note for a total aggregate of $500,000. The maturity date of the Feb 18 Note was extended, and as a result matures on February 18, 2023. The Feb 18 Note bears interest at 10% per annum. The Feb 18 Note is convertible into shares of the Company’s common stock at conversion prices ranging from the a) the lesser of $0.03 per share of common stock (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or b) fifty percent (50%) of the lowest trade price recorded since the original effective date, or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Borrower fails to deliver shares in accordance with-in the time frame of three (3) business days, the Lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to the Borrower. In addition, for each conversion, in the event shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The fair value of the Feb 18 Note was determined by using the Binomial lattice formula from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $126,134 during the year ended December 31, 2021. During the year ended December 31 2021, the Company exchanged the Note for Preferred Stock for principal in the amount of $500,000, plus accrued interest of $98,566. The Feb 18 Note, as of December 31, 2021, was fully converted.

The Company issued an unsecured convertible promissory note on August 8, 2019 (the “August 2019 Note”), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The August 2019 Note shall mature on February 14, 2021. The August 2019 Note bears interest at 10% per annum. The August 2019 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the August 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the August 2019 Note. The fair value of the August 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the notes. The Company issued 21,000,000 shares of common stock upon conversion of principal in the amount of $40,676, plus other fees of $3,000. The August 2019 Note was converted based on the terms of the agreement and the Company did not recognize a gain or loss on conversion in the financials. During the year ended December 31, 2021, the Company issued 908,119 shares of common stock for principal in the amount of $12,824, plus accrued interest of $5,564 and other fees of $1,000. The August 2019 Note as of December 31, 2021, was fully converted.

The Company issued an unsecured convertible promissory note on February 13, 2020 (the “Feb 2020 Note”), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The Feb 2020 Note matures on February 13, 2021. The Feb 2020 Note bears interest at 10% per annum. The Feb 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Feb 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2020 Note. The fair value of the Feb 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the period ended September 30, 2021, the Company issued 6,479,947 shares of common stock for principal in the amount of $53,500, plus accrued interest of $8,018. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,578 during the year ended December 31, 2021. The Feb 2020 Note as of December 31, 2021, was fully converted.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on July 6, 2020 (the Jul 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The Jul 2020 Note matures on July 6, 2021. The Jul 2020 Note bears interest at 10% per annum. The Jul 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jul 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jul 2020 Note. The fair value of the Jul 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $27,153 during the year ended December 31, 2021. The Company issued 4,062,044 shares of common stock upon conversion of principal in the amount of $53,000, plus accrued interest of $2,650. The Jul 2020 Note as of December 31, 2021, was fully converted.

The Company issued an unsecured convertible promissory note on August 4, 2020 (the Aug 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The August 4, 2020 Note matures on August 4, 2021. The Aug 2020 Note bears interest at 10% per annum. The Aug 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Aug 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Aug 2020 Note. The fair value of the Aug 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $31,219 during the year ended December 31, 2021. The Company issued 868,175 shares of common stock upon conversion of principal in the amount of $53,000, plus accrued interest of $2,650. The Aug 2020 Note as of December 31, 2021 was fully converted.

The Company issued an unsecured convertible promissory note on August 17, 2020 (the “Aug 2020 Note”), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $2,000 and received funds in the amount of $51,500. The Aug 2020 Note matures on August 17, 2021. The Aug 2020 Note bears interest at 10% per annum. The Aug 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest one (1) day trading price or lowest bid price during the fifteen (15) trading days prior to the conversion date. The parties agree that if the shares of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Aug 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Aug 2020 Note. The fair value of the Aug 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. During the period the Company issued 6,440,677 shares of common stock upon conversion of principal in the amount of $53,500, plus accrued interest of $5,350. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $33,566 during the year ended December 31, 2021. The Aug 2020 Note as of December 31, 2021, was fully converted.

The Company issued an unsecured convertible promissory note on September 14, 2020 (the Sep 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The September 14, 2020 Note matures on September 14, 2021. The Sep 2020 Note bears interest at 10% per annum. The Sep 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Sep 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Sep 2020 Note. The fair value of the Sep 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $37,318 during the year ended December 31, 2021. The Company issued 2,100,000 shares of common stock upon conversion of principal in the amount of $53,000, plus accrued interest of $2,650. The Sep 2020 Note as of December 31, 2021, was fully converted.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note on November 2, 2020 (the Nov 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The November 2, 2020 Note matures on November 2, 2021. The Nov 2020 Note bears interest at 10% per annum. The Nov 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Nov 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Nov 2020 Note. The fair value of the Nov 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $44,433 during the year ended December 31, 2021. The Note was paid off in cash for principal and interest. Company issued The Nov 2020 Note as of December 31, 2021, was fully converted.

The Company issued an unsecured convertible promissory note on December 2, 2020 (the Dec 2020 Note), in the aggregate principal amount of $53,000. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The December 2, 2020 Note matures on December 2, 2021. The Dec 2020 Note bears interest at 10% per annum. The Dec 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Dec 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 2020 Note. The fair value of the Dec 2020 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,416 during the December 31, 2021. The Note was paid off in cash for principal and interest. The Dec 2020 Note as of December 31, 2021, was fully converted.

The Company issued an unsecured convertible promissory note on January 4, 2021 (the Jan 4, 2021 Note), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The January 4, 2021 Note matures on March 4, 2021. The Jan 2021 Note bears interest at 10% per annum. The Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jan 4 2021 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan 4 2021 Note. The fair value of the Jan 4 2021 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $53,500 during the year ended December 31, 2021. The Note was paid off in cash for principal and interest. The Jan 4, 2021 Note as of December 31, 2021, was fully converted.

The Company issued an unsecured convertible promissory note on January 14, 2021 (the Jan 14 2021 Note), in the aggregate principal amount of $53,500. The Company paid an original issue discount of $3,000 and received funds in the amount of $50,000. The Jan 14 2021 Note matures on January 14, 2021. The Jan 14 2021 Note bears interest at 10% per annum. The Jan 14 2021 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) day closing bid prices during the fifteen (15) trading days prior to the conversion date. The parties agree that if delivery of the common stock issuable upon conversion of these Notes are not delivered by the deadline, the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the deadline that the Borrower fails to deliver such common stock. The conversion feature of the Jan 14 2021 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan 14 2021 Note. The fair value of the Jan 14 2021 Note has been determined by using the Binomial lattice formula from the effective date of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $53,500 during the December 31, 2021. The Note was paid off in cash for principal and interest. The Jan 14 2021 Note as of December 31, 2021, was fully converted.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

During the year ended December 31, 2021, the Company exchanged convertible notes in the amount of $2,462,060 in principal, plus accrued interest of $1,023,253 for 34,853 shares of Series C Preferred Shares.

In addition, the Company repaid convertible notes in the amount of $203,000 in principal, plus accrued interest of $52,780.

As of December 31, 2021, the Company had no outstanding convertible promissory notes.

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

During the year ended December 31, 2021, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $180,004, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the ended December 31, 2021, the Company converted $184,124 in principal of convertible notes, plus accrued interest of $20,851, and other fees of $1,000. The convertible notes were valued using the binomial lattice valuation model showing an increase in fair value of the derivatives issued by $638,936 and the loss on the change in derivatives by $29,966,084. As of December 31, 2021, all derivatives were fully converted or paid off.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forward for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forward may be limited as to use in future years.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

7.	RELATED PARTY TRANSACTION

On January 14, 2021, the Company issued 1,000 shares of Series B Preferred Stock to its CEO, David Lee. As of September 30, 2021, there were no Series B Preferred Stock outstanding. The total purchase price is $0.10 for 1,000 shares of Series B Preferred Stock. The Series B Preferred stock was returned and expired on January 29, 2021. As of December 31, 2021, there were no shares of Series B outstanding.

On April 14, 2021, the Company issued 1,000 shares of Series D Preferred Stock to its CEO, David Lee. The total purchase price is $0.10 for 1,000 shares of Series D Preferred Stock. The Series D Preferred stock was returned and expired on May 29, 2021. As of December 31, 2021, there were no shares of Series D outstanding.

8.	SECURITIES PURCHASE AGREEMENT

On January 27, 2021, the Company entered into a securities purchase agreement with an investor to sell, through a private placement, an aggregate of 52,000,000 shares of common stock, pre-funded warrants to purchase up to 31,333,334 shares of common stock, and warrants to purchase up to 83,333,334 at an exercise price of $0.06 per share. In addition, the combined purchase price of $0.06 per one (1) share of common stock and associated warrant had a purchase price of $0.0599 per one (1) pre-funded and associated warrant for aggregate gross proceeds of $4,996,866 (50,000,000 assuming full exercise of the pre-funded warrants) for gross proceeds to the Company of approximately $5,000,000. After closing cost, the Company received net funds of $4,406,217, plus pre-funded proceeds of $3,133 for total cash received of $4,409,350.

In connection with the closing, the Company issued an additional 6,250,000 shares of warrants to purchase common stock with an exercise price of $0.075 which will expire on July 27, 2026.

On April 4, 2021, the Company entered into a securities purchase agreement with an investor to sell, through a direct registered offering, an aggregate of 65,000,000 shares of common stock, pre-funded warrants to purchase up to 60,000,000 shares of common stock, and warrants to purchase up to 125,000,000 at an exercise price of $0.04 per shares. In addition, the combined purchase price of $0.04 per one (1) share of common stock and associated warrant had a purchase price of $0.0399 per one (1) pre-funded and associated warrant for aggregate gross proceeds of $4,994,000 (50,000,000 assuming full exercise of the pre-funded warrants) for gross proceeds to the Company of approximately $5,000,000. After closing cost, the Company received net funds of $4,369,350, plus pre-funded proceeds of $6,000 for total cash received of $4,375,350.

In connection with the closing, the Company issued an additional 9,375,000 shares of warrants to purchase common stock with an exercise price of $0.05 and a termination date of April 4, 2026.

	12/31/2021
	Number of Warrants	Weighted average exercise price
Outstanding as of the beginning of the periods	-	-
Issued	315,291,668	$0.0482
Purchased	(91,333,334)	$(0.0467)
Expired	-	-
Outstanding as of the end of the periods	223,958,334	$0.0488
Exercisable as of the end of the periods	223,958,334	$0.0488

The weighted average remaining contractual life of the warrants outstanding as of December 31, 2021 was as follows:

12/31/2021
Exercisable Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.04	125,000,000	125,000,000	4.27
$0.05	9,375,000	9,375,000	4.26
$0.06	83,333,334	83,333,334	4.57
$0.075	6,250,000	6,250,000	4.57
	223,958,334	223,958,334

On April 7, 2021, the Company issued 125,000,000 warrants as an incentive, with an exercise price of $0.04 per share, and were valued at fair value of $5,983,504 using Black-Scholes. The warrants were deemed to be a dividend and were recognized in the financial statements.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

As of December 31, 2021, there were no legal proceedings against the Company.

10.	INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018.

Included in the balance at December 31, 2021, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2021, the Company did not recognize interest and penalties.

As of December 31, 2021, the Company had net operating loss carry forwards of approximately $11,911,000 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2021 and 2020 due to the following:

	2021	2020

Book Income (Loss)	8,708,325	(29,514,380)

Non-deductible expenses	(9,153,120)	29,381,500

Valuation Allowance	444,799	132,880

Income tax expense	$-	$-

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

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

10.	INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2021 and 2020:

	2021	2020
Deferred tax assets:
NOL carryover	(2,501,390)	(2,076,950)
R & D credit	407,660	166,875
Depreciation	10,735	10,735

Deferred tax liabilities:		-

Less Valuation Allowance	2,082,995	1,899,340

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

11.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following subsequent events:

On March 1, 2022, the Company issued 5,000,000 common stock purchase warrants for $1,000, with an exercise price of $0.0255 per share subject to adjustment. The initial exercise date is March 1, 2024, with a termination date of March 1, 2029.

On March 15, 2022, the Company granted 5,000,000 nonqualified stock options to a contractor, with an exercise price of $0.0223 per share. The Option shall vest at 138,888 per month over a thirty-six (36) month period from the grant date. The grant of the Option is made in consideration of the services to be rendered by the Optionee to the Company pursuant to an advisor agreement, or subsequent consecutive engagement by the Company as an employee, director, or consultant. The option granted under the advisor agreement expires ten (10) years from the date of grant, unless sooner.

