Form 10-Q
period 2022-03-31
NewHydrogen, Inc.
filed 2022-05-09
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

The number of shares of registrant’s common stock issued and outstanding as of May 9, 2022 was 715,496,051.

NEWHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

CONDENSED BALANCE SHEET

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$6,188,264	$6,645,710
Prepaid expenses	51,213	12,023

TOTAL CURRENT ASSETS	6,239,477	6,657,733

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(33,702)	(33,366)

NET PROPERTY AND EQUIPMENT	3,523	3,859

OTHER ASSETS
Patents, net of amortization of $18,890 and $18,134, respectively	26,446	27,202
Deposit	770	770

TOTAL OTHER ASSETS	27,216	27,972

TOTAL ASSETS	$6,270,216	$6,689,564

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,169	$1,780

TOTAL CURRENT LIABILITIES	3,169	1,780

COMMITMENTS AND CONTINGENCIES (See Note 9)	-	-

Series C Convertible Preferred Stock, 34,853 and 34,853 shares outstanding, respectively, redeemable value of $3,485,313 and $3,485,313, respectively	3,485,313	3,485,313

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 715,496,051 and 715,496,051 shares issued and outstanding, respectively	71,549	71,549
Preferred treasury stock, 0 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	166,380,772	164,000,447
Accumulated deficit	(163,670,587)	(160,869,525)

TOTAL SHAREHOLDERS’ EQUITY	2,781,734	3,202,471

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,270,216	$6,689,564

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	2,580,059	14,798,471
Research and development	220,546	219,026
Depreciation and amortization	1,091	1,091

TOTAL OPERATING EXPENSES	2,801,696	15,018,588

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(2,801,696)	(15,018,588)

OTHER INCOME/(EXPENSES)
Interest income	634	367
Gain on settlement of debt and derivatives	-	93,180,986
Gain (Loss) on change in derivative liability	-	(26,804,464)
Interest expense	-	(547,938)

TOTAL OTHER INCOME (EXPENSES)	634	65,828,951

NET INCOME (LOSS)	$(2,801,062)	$50,810,363

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$0.10

DILUTED EARNING (LOSS) PER SHARE	$(0.00)	$0.05

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	715,496,051	519,644,564

DILUTED	715,496,051	990,606,274

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2021
						Additional
	Preferred Stock			Common Stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	-	-	$-	456,198,529	$45,620	$13,114,993	(165,075,501)	(151,914,888)

Issuance of common shares for cash	-	-	-	83,333,334	8,333	4,401,017	-	4,409,350

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	21,964,188	2197	203,779	-	205,976

Issuance of common shares for services	-	-	-	1,000,000	100	149,700	-	149,800

Issuance of preferred shares in exchange for fair value of convertible notes	-	-	-	-	-	85,555,201	-	85,555,201

Issuance of common shares for conversion of preferred stock	-	-	-	28,000,000	2,800	(2,800)	-	-

Issuance of Series C Preferred stock	-	-	3,485,313	-	-	-	-	-

Stock compensation cost	-	-	-	-	-	14,362,426	-	14,362,426

Net Loss	-	-	-	-	-	-	50,810,363	50,810,363

Balance at March 31, 2021 (unaudited)	-	-	$3,485,313	590,496,051	$59,050	$117,784,316	$(114,265,138)	$3,578,228

	THREE MONTHS ENDED MARCH 31, 2022
						Additional
	Preferred Stock			Common Stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	-	$-	$3,485,313	715,496,051	$71,549	$164,000,447	$(160,869,525)	$3,202,471

Purchase of common stock warrants for cash	-	-	-	-	-	1,000	-	1,000

Stock and warrant compensation cost	-	-	-	-	-	2,379,325	-	2,379,325

Net Loss	-	-	-	-	-	-	(2,801,062)	(2,801,062)

Balance at March 31, 2022 (unaudited)	-	$-	$3,485,313	715,496,051	$71,549	$166,380,772	$(163,670,587)	$2,781,734

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,801,062)	$50,810,363
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	1,091	1,091
Common stock issued for services	-	149,800
Stock compensation expense	2,379,325	14,362,426
(Gain) Loss on net change in derivative liability	-	26,804,464
Amortization of debt discount recognized as interest expense	-	435,762
Gain on settlement of debt and derivative	-	(93,180,986)
(Increase) Decrease in Changes in Assets
Prepaid expenses	(39,189)	(31,210)
Increase (Decrease) in Changes in Liabilities
Accounts payable	1,389	-
Accrued expenses	-	60,996

NET CASH USED IN OPERATING ACTIVITIES	(458,446)	(587,294)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds for the sale of common stock for cash, net	-	4,409,350
Principle payments on convertible debt	-	(203,000)
Net proceeds from convertible promissory notes	-	192,000
Common stock purchase warrants for cash	1,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000	4,398,350

NET INCREASE IN CASH	(457,446)	3,811,057

CASH, BEGINNING OF YEAR	6,645,710	63,496

CASH, END OF YEAR	$6,188,264	$3,874,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$53,705
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$-	$205,975
Fair value of initial derivative	$-	$180,004
Fair value of convertible notes exchanged for preferred stock	$-	$85,555,201

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the December 31, 2021.

Going Concern Substantial Doubt Alleviated

As of the three months ended March 31, 2022, the Company had a net loss of $2,589,777. As of March 31, 2022, its shareholders equity was $2,781,734.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2022, the cash balance in excess of the FDIC limits was $5,938,264. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Depreciation expense for the years ended March 31, 2022 and 2021 was $1,091 and $1,091, respectively.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

	Useful Lives	3/ 31/ 2022	12/31/2021
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(18,890)	(18,134)
		$26,446	$27,202

Amortization expense for the three months ended March 31, 2022 and the year ended December 31, 2021 was $756 and $3,022, respectively.

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

On March 24, 2015, the Company granted 2,450,000 stock options and on September 2, 2015 13,500,000 stock options to its employees and directors for services. On March 24, 2022, the 2,450,000 options expired leaving the September 2, 2015 options of 13,500,000 outstanding.

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

On March 1, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000.

On March 15, 2022, the Company granted 5,000,000 stock options to a consultant for advisory services. The options vest at a rate of 138,889 options per month for a thirty-six (36) month period during the term of the optionee’s employment.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of March 31, 2022, the aggregate total of 468,500,000 stock options were outstanding.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $220,546 and $219,026 for the three months ended March 31, 2022 and 2021, respectively.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

For the three months ended March 31, 2022, the Company has not been included shares issuable from 468,500,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

The Company has included shares issuable from convertible debt of $107,000 and 440,950,000 stock options for the three months ended March 31, 2021, because their impact on the income per share is dilutive.

	For the Three Months Ended
	March 31,
	2022	2021

Income (Loss) to common shareholders (Numerator)	$(2,801,062)	$132,568,425

Basic weighted average number of common shares outstanding (Denominator)	715,496,051	519,644,564

Diluted weighted average number of common shares outstanding (Denominator)	715,496,051	990,606,274

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2022, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of March 31, 2022, there were no financial instruments to report.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Reclassification

Certain amounts in the 2021 financial statements have been reclassified to conform to the presentation used in the 2022 financial statements. There was no material impact on any of the Company’s previously issued financial statements.

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

3.	CAPITAL STOCK

Preferred Stock March 31, 2022

As of March 31, 2022, the Company had a total of 34,853 shares of Series C Preferred Stock with a fair value of $3,485,313, and a stated face value of one hundred dollars ($100) (“share value”) per share, and is convertible into shares of fully paid and non-assessable shares of common stock of the Company. The Series C preferred stock shall be entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The Holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

Preferred Stock March 31, 2021

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

The Company recognized a gain on settlement of $93,180,986 for the extinguishment of convertible debt, plus derivative liability for the period ended March 31, 2021.

Common Stock March 31, 2022

During the three months ended March 31, 2022, the Company issued 5,000,000 common stock purchase warrants for cash in the amount of $1,000.

Common Stock March 31, 2021

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

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

3.	CAPITAL STOCK (Continued)

Common Stock March 31, 2021 (Continued)

During the three months ended March 31, 2021, the Company issued 28,000,000 shares of common stock upon conversion of 392 shares of preferred stock.

4.	STOCK OPTIONS AND WARRANTS

Stock Options

During the three months ended March 31, 2022, the Company granted stock options in the amount of 5,000,000. (See Note 2).

	3/31/2022
	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	465,950,000	$0.0385
Granted	5,000,000	$0.0255
Exercised	-	-
Expired	(2,450,000)	$0.0900
Outstanding as of the end of the periods	468,500,000	$0.0346
Exercisable as of the end of the periods	323,889,610	$0.0377

The weighted average remaining contractual life of options outstanding as of March 31, 2022 was as follows:

3/31/2022
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.26	13,500,000	13,500,000	0.42
$0.0223	5,000,000	-	2.96
$0.028	450,000,000	310,389,610	6.25
	468,500,000	323,889,610

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2022 related to these options was $2,264,223.

As of March 31, 2022, there was no intrinsic value with regards to the outstanding options.

Warrants

During the period ended March 31, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000.

	3/31/2022
	Number of Warrants	Weighted average exercise price
Outstanding as of the beginning of the periods	223,958,334	$0.0488
Issued	-	-
Purchased	5,000,000	$0.0255
Expired	-	-
Outstanding as of the end of the periods	228,958,334	$0.0483
Exercisable as of the end of the periods	228,958,334	$0.0483

NEWHYDROGEN, INC.

(FORMERLY BIOSOLAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of the warrants outstanding as of March 31, 2022 was as follows:

3/31/2022
Exercisable Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0255	5,000,000	5,000,000	2.96
$0.04	125,000,000	125,000,000	4.27
$0.05	9,375,000	9,375,000	4.26
$0.06	83,333,334	83,333,334	4.57
$0.075	6,250,000	6,250,000	4.57
	228,958,334	228,958,334

During the period, the Company recognized warrant compensation at fair value in the amount $115,102.

5.	COMMITMENTS AND CONTINGENCIES

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

On March 15, 2022, the Company entered into an advisor agreement for services regarding various aspects of the Company’s business, including but not limited to technology, business development, and product development. The Company granted 5,000,000 common stock options, vesting at a rate of 138,889 options per month for thirty-six (36) months of consecutive service to the Company, as well as cash compensation of $5,000 per month for the services provided.

As of March 31, 2022, there were no legal proceedings against the Company.

6.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following subsequent events.

On April 11, 2022, the Board of Directors approved the 2022 Equity Incentive Plan (“2022 Plan”), that provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units collectively. The stock awards may be granted to our employees, consultants, and directors. The maximum number of shares of common stock initially available for issuance under the 2022 Plan is 500,000,000 shares of common stock, and thereafter shall automatically be increased on the first day of the Company’s fiscal year beginning in 2023 so that the total number of shares issuable under the 2022 Plan shall at all times equal fifteen percent (15%) of the Company’s fully diluted capitalization on the first day of the Company’s fiscal year, unless the Company’s Board of Directors adopts a resolution providing that the number of shares issuable under the 2022 Plan shall not be so increased. The Board of Directors may suspend or terminate the 2022 Plan at any time.

On April 12, 2022, the Board of Directors approved the cancellation of the 450,000,000 stock options previously granted on February 18, 2021 in exchange for granting new stock options under the Corporation’s 2022 Equity Incentive Plan approved on April 11, 2022.

6.	SUBSEQUENT EVENT (Continued)

On April 12, 2022, the Company granted 450,000,000 stock options to its employees for services at an exercise price of $0.021. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. 316,666,662 options out of the 400,000,000 options vest immediately, and the remaining 83,333,338 of the option shall become exercisable in equal amounts over a ten (10) month period during the term of the optionee’s employment, with the first installment of 8,333,334 shares vesting on May 12, 2022. 19,444,446 options out of the 50,000,000 options vest immediately, and the remaining 30,555,554 option shall become exercisable in equal amounts over a twenty two (22) month period during the term of the optionee’s employment, with the first installment of 1,388.889 shares vesting on May 12, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis and Results of Operations” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 31, 2022, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

Overview

We are a developer of Green Hydrogen technologies. Our current focus is on developing an electrolyzer technology to lower the cost of Green Hydrogen production. Green Hydrogen is the term used to refer to Hydrogen fuel that is created using renewable energy instead of fossil fuels.

Hydrogen is the cleanest and most abundant fuel in the universe. It is zero-emission and only produces water vapor when used. However, hydrogen does not exist in its pure form on Earth so it must be extracted. For centuries, scientists have known how to utilize electricity to split water into hydrogen and oxygen using a device called an electrolyzer. Electrolyzers installed behind a solar farm or wind farm can use renewable electricity to split water, thereby producing Green Hydrogen. However, modern electrolyzers still cost too much. The chemical catalysts that enable the water-splitting reactions are currently made from platinum and iridium – both are very expensive precious metals. These catalysts account for nearly 50% of the cost of the electrolyzer.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2022, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three Months Ended March 31 2022 Compared to the Three Months Ended March 31, 2021.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $12,218,412 to $2,580,059 for the three months ended March 31, 2022, compared to $14,798,471 for the prior period ended March 31, 2021. The primary decrease in G&A expenses was the result of a decrease in fair value of non-cash stock compensation of $11,983,101, a decrease in professional fees in the amount of $267,583, with an increase in salaries of $26,229 and overall increase in G&A expenses of $6,043.

Research and Development

Research and Development (“R&D”) expenses increased by $1,520 to $220,546 for the three months ended March 31, 2022, compared to $219,026 for the prior period ended March 31, 2021. This overall increase in R&D expenses was the result of an increase in outside research fees.

Depreciation

Depreciation expense for the three months ended March 31, 2022 and 2021 was $1,091 and $1,091, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $65,828,317 to $634 for the three months ended March 31, 2022, compared to $65,828,951 for the prior period ended March 31, 2021. The decrease in other income and (expenses) was the result of a decrease in gain of non-cash accounts associated with the change in fair value of the derivative instruments of $66,376,522, a decrease in interest expense of $547,938, which includes non-cash expense of amortization of debt discount in the amount of $435,762, with an increase in interest income of $267. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments.

Net Income (Loss)

Our net loss for the three months ended March 31, 2022 was $(2,801,062), compared to net income of $50,810,363 for the prior period ended March 31, 2021. The decrease in net income was due to a decrease in non-cash other income associated with the net change in derivative instruments estimated in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended March 31, 2022, we did not generate any revenues, and recognized a net loss of $2,801,062, due to a change in non-cash stock compensation, and used cash of $458,446 in operations. As of March 31, 2022, we had working capital of $6,236,308 and a shareholders’ equity of $2,781,734.

In the three months ended March 31, 2022, we obtained funding through the sale of shares of our common stock. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due and will allow the development of our core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

As of March 31, 2022, we had working capital of $6,236,308 compared to $6,655,953 for the year ended December 31, 2021. This decrease in working capital was due primarily to a decrease in cash.

During the three months ended March 31, 2022, we used $458,446 of cash for operating activities, as compared to $587,294 for the prior period March 31, 2021. The decrease in the use of cash for operating activities for the current period was a result of a decrease in professional fees.

Net cash provided from equity financing activities was $1,000 for the three months ended March 31, 2022, as compared to $4,398,350 for the prior period ended March 31, 2021. The decrease was due to less equity financing during the current period. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2021, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of March 31, 2022 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies to significantly reduce or replace catalysts made from rare earth materials with catalysts made from inexpensive earth abundant materials in electrolyzers to lower the cost of producing Green Hydrogen.

Our plan of operation within the next three months is to utilize our cash balances to work on developing catalyst technologies for producing Green Hydrogen. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twenty-four months. Management estimates that it will require additional cash resources during 2024, based upon its current operating plan and condition. We do expect increased expenses during the second quarter of 2022. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twenty-four months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off- balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2022, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s annual report on Form 10-K filed on March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	2022 Equity Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2022).
31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).
32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
EX-101.INS	Inline XBRL Instance Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 9, 2022.

NEWHYDROGEN, INC.

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

