Form 10-K/A
period 2021-12-31
NewHydrogen, Inc.
filed 2022-05-20
CIK 1371128

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of NewHydrogen, Inc. (the “Company”) for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (the “Original Form 10-K”) is to include a revised auditor’s report that includes (i) the date as required by AS 3101.10(d) and Rule 2-02(a) of Regulation S-X and (ii) a detailed description of how the critical audit matter was addressed in the audit and reference to the relevant financial statements that relate to the critical audit matter as required by AS 3101.14(c) and (d). In connection with the filing of this Amendment, the Company is also including with this Amendment certain currently dated certifications. Except as otherwise set forth in this Explanatory Note, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on April 24, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.2	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on May 25, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.3	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on June 8, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.4	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on July 18, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011)

3.5	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on July 10, 2013 (Incorporated by reference to the Company’s Quarterly Report of Form 10-Q filed with the SEC on October 25, 2013)

3.6	Bylaws of BioSolar, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.7	Certificate of Designations of Preferences Rights and Limitations of Series A Preferred Stock filed with the Nevada Secretary of State on October 29, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2019)

3.8

Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on December 10, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2019)

3.9	Certificate of Designations of Preferences Rights and Limitations of Series B Preferred Stock filed with the Nevada Secretary of State on January 15, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

3.10	Certificate of Designation filed with the Nevada Secretary of State on March 11, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021)

3.11	Certificate of Designations of Preferences Rights and Limitations of Series D Preferred Stock filed with the Nevada Secretary of State on April 14, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2021)

3.12	Articles of Conversion/Exchange/Merger filed with the Nevada Secretary of State on April 28, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the SEC on May 3, 2021)

3.13	Certificate to Accompany Amended and Restated Articles filed on June 9, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2021)

4.1	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

10.7	Joint Development Agreement with Silico Ferrosolar SLU dated as of June 14, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2018

10.52	Convertible Promissory Note dated as of January 14, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

10.53	Securities Purchase Agreement dated as of January 14, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

10.54	Engagement Letter dated as of January 22, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.55	Form of Securities Purchase Agreement dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.56	Form of Warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.57	Form of Registration Rights Agreement dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.58	Form of Placement Agent Warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.59	Form of Pre-Funded warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.60	Securities Purchase Agreement dated as of March 9, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021)

10.61	Form of Securities Purchase Agreement dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.62	Form of Common Warrant dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.63	Form of Pre-Funded Warrant dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2008)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 20, 2022.

NEWHYDROGEN, INC.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND
ACTING CHIEF FINANCIAL OFFICER (ACTING PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/s/ DAVID LEE	CHIEF EXECUTIVE OFFICER	May 20, 2022
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARD

/s/ SPENCER HALL	CHIEF OPERATING OFFICER AND DIRECTOR
SPENCER HALL		May 20, 2022

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

As discussed in Note 2 to the financial statements, the Company issues equity based awards in accordance with ASC 718, Compensation. Auditing management’s calculation of the fair value of equity based awards can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculation. Other less complex equity awards are based upon the closing market price.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the equity-based award. We also ensured that the Company properly used the correct closing market price for other equity-based awards.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019

Houston, TX

March 31, 2022

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

