Form 10-Q
period 2022-06-30
NewHydrogen, Inc.
filed 2022-08-10
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock issued and outstanding as of August 9, 2022 was 715,496,051.

NEWHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

CONDENSED BALANCE SHEET

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,780,563	$6,645,710
Prepaid expenses	39,861	12,023

TOTAL CURRENT ASSETS	5,820,424	6,657,733

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(34,016)	(33,366)

NET PROPERTY AND EQUIPMENT	3,209	3,859

OTHER ASSETS
Patents, net of amortization of $19,645 and $18,134, respectively	25,691	27,202
Deposit	770	770

TOTAL OTHER ASSETS	26,461	27,972

TOTAL ASSETS	$5,850,094	$6,689,564

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1	$1,780

TOTAL CURRENT LIABILITIES	1	1,780

COMMITMENTS AND CONTINGENCIES (See Note 9)	-	-

Series C Convertible Preferred Stock, 34,853 and 34,853 shares outstanding, respectively, redeemable value of $3,485,313 and $3,485,313, respectively	3,485,313	3,485,313

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 715,496,051 and 715,496,051 shares issued and outstanding, respectively	71,549	71,549
Preferred treasury stock, 0 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	169,424,478	164,000,447
Accumulated deficit	(167,131,247)	(160,869,525)

TOTAL SHAREHOLDERS’ EQUITY	2,364,780	3,202,471

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,850,094	$6,689,564

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	3,229,645	3,637,312	5,809,704	18,438,830
Research and development	230,546	251,776	451,092	508,440
Depreciation and amortization	1,070	1,091	2,161	2,182

TOTAL OPERATING EXPENSES	3,461,261	3,890,179	6,262,957	18,949,452

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(3,436,261)	(3,890,179)	(6,262,957)	(18,949,452)

OTHER INCOME/(EXPENSES)
Interest income	601	919	1,235	1,285
Gain on settlement of debt and derivatives	-	-	-	96,666,293
Gain (Loss) on change in derivative liability	-	250,293	-	(30,039,479)
Interest expense	-	(15,977)	-	(563,914)

TOTAL OTHER INCOME (EXPENSES)	601	235,235	1,235	66,064,185

NET INCOME (LOSS)	$(3,436,302)	$(3,654,944)	$(6,261,722)	$47,114,733

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.01)	$0.18

DILUTED EARNING (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.01)	$0.06

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	715,496,051	659,726,820	715,496,051	267,786,651

DILUTED	715,496,051	659,726,820	715,496,051	740,069,136

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2021
						Additional
	Preferred Stock			Common Stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	-	-	$-	456,198,529	$45,620	$13,114,993	(165,075,501)	(151,914,888)

Issuance of common shares for cash	-	-	-	178,333,334	17,833	8,763,868	-	8,781,701

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	21,964,188	2196	203,779	-	205,975

Issuance of common shares for services	-	-	-	1,000,000	100	149,700	-	149,800

Issuance of preferred shares in exchange for fair value of convertible notes	-	-	-	-	-	85,555,201	-	85,555,201

Issuance of common shares for conversion of preferred stock	-	-	-	28,000,000	2,800	(2,800)	-	-

Issuance of Series C Preferred stock	-	-	3,485,313	-	-	-	-	-

Stock compensation cost	-	-	-	-	-	17,813,834	-	17,813,834

Issuance of common stock warrants deemed dividends	-	-	-	-	-	5,983,504	(5,983,504)	-

Net Loss	-	-	-	-	-	-	47,114,733	47,114,733

Balance at June 30 201 (unaudited)	-	-	$3,485,313	685,496,051	$68,549	$131,582,079	$(123,944,272)	$7,706,356

	SIX MONTHS ENDED JUNE 30, 2022
						Additional
	Preferred Stock			Common Stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	-	$-	$3,485,313	715,496,051	$71,549	$164,000,447	$(160,869,525)	$3,202,471

Issuance of common stock warrants for cash	-	-	-	-	-	1,000	-	1,000

Stock and warrant compensation cost	-	-	-	-	-	5,423,031	-	5,423,031

Rounding	-	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	(6,261,722)	(6,261,722)

Balance at June 30, 2022 (unaudited)	-	$-	$3,485,313	715,496,051	$71,549	$169,424,478	$(167,131,247)	$2,364,780

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(6,261,722)	$47,114,733
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	2,161	2,182
Common stock issued for services	-	149,800
Stock compensation expense	5,423,031	17,813,834
(Gain) Loss on net change in derivative liability	-	30,039,479
Amortization of debt discount recognized as interest expense	-	449,100
Gain on settlement of debt and derivative	-	(96,666,293)
(Increase) Decrease in Changes in Assets
Prepaid expenses	(27,838)	(230,772)
Increase (Decrease) in Changes in Liabilities
Accounts payable	(1,779)	530
Accrued expenses	-	63,033

NET CASH USED IN OPERATING ACTIVITIES	(866,147)	(1,264,374)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds for the sale of common stock for cash, net	-	8,781,700
Principle payments on convertible debt	-	(203,000)
Net proceeds from convertible promissory notes	-	192,000
Common stock purchase warrants for cash	1,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000	8,770,700

NET INCREASE IN CASH	(865,147)	7,506,326

CASH, BEGINNING OF YEAR	6,645,710	63,496

CASH, END OF YEAR	$5,780,563	$7,569,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$-	$205,975
Fair value of initial derivative	$-	$180,004
Fair value of convertible notes exchanged for preferred stock	$-	$85,555,201

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the December 31, 2021.

Going Concern Substantial Doubt Alleviated

As of the six months ended June 30, 2022, the Company had a net loss of $6,261,722. As of June 30, 2022, its shareholders equity was $2,364,780.

Management believes the Company’s present cash flows will enable it to meet its obligations for twenty-four months from the date of these financial statements. Management will continue to assess it operational needs and seek additional financing as needed to fund its operations..

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2022, the cash balance in excess of the FDIC limits was $5,477,784. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Depreciation expense for the six months ended June 30, 2022 and 2021 was $2,161 and $2,182, respectively.

NEWHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

	Useful Lives	6/30/ 2022	12/31/2021
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(19,645)	(18,134)
		$25,691	$27,202

Amortization expense for the six months ended June 30, 2022 and the year ended December 31, 2021 was $1,511 and $3,022, respectively.

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

On March 24, 2015, the Company granted 2,450,000 stock options and on September 2, 2015 granted 13,500,000 stock options to its employees and directors for services. On March 24, 2022, the 2,450,000 options expired leaving the September 2, 2015 options of 13,500,000 outstanding.

On February 18, 2021, the Company granted 450,000,000 stock options to its employees for services at an exercise price of $0.091. On September 29, 2021, the Company amended the exercise price to $0.028 per share. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. Half of the 400,000,000 options vested immediately upon grant, and the remaining half of the option to purchase 200,000,000 shares of the Company’s common stock shall become exercisable in equal amounts over a twenty-four (24) month period during the term of the optionee’s employment, with the first installment of 8,333,333 shares vesting on March 18, 2021. The 50,000,000 options are exercisable in equal amounts over a thirty-six (36) month period during the term of the optionee’s employment, with the first installment of 1,388,889 shares, vesting on March 18, 2021. On April 12, 2022, the Company cancelled the 450,000,000 stock options dated February 18, 2021, and concurrently granted 450,000,000 new options to its’ employees for services.

On March 1, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000.

On March 15, 2022, the Company granted 5,000,000 stock options to a consultant for advisory services. The options vest at a rate of 138,889 options per month for a thirty-six (36) month period during the term of the optionee’s consultancy with the Company.

On April 12, 2022, the Company granted 450,000,000 stock options to its employees for services at an exercise price of $0.021. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. The vesting schedule of the 400,000,000 options are exercisable in the amount of 316,666,662 immediately, and the remaining 83,333,338 shares shall become exercisable in equal amounts over a ten (10) month period during the term of the optionee’s employment until the Option is 100% vested. The 50,000,000 options are exercisable in the amount of 19,444,446 immediately and the remaining 30,555,554 shares shall become exercisable in equal amounts over a twenty-two (22) month period during the term of the optionee’s employment until the Options is 100% vested.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of June 30, 2022, the aggregate total of 468,500,000 stock options were outstanding.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $451,092 and $508,440 for the six months ended June 30, 2022 and 2021, respectively.

NEWHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

For the six months ended June 30, 2022, the Company has not included shares issuable from 468,500,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

The Company has included shares issuable from convertible debt of $107,000 and 440,950,000 stock options for the six months ended June 30, 2021, because their impact on the income per share is dilutive.

	For the Six Months Ended
	June 30,
	2022	2021

Income (Loss) to common shareholders (Numerator)	$(6,261,722)	$47,114,733

Basic weighted average number of common shares outstanding (Denominator)	715,496,051	267,786,651

Diluted weighted average number of common shares outstanding (Denominator)	715,496,051	740,069,136

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2022, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of June 30, 2022, there were no financial instruments to report.

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

NEWHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

3. CAPITAL STOCK

Preferred Stock June 30, 2022

As of June 30, 2022, the Company had a total of 34,853 shares of Series C Preferred Stock outstanding with a fair value of $3,485,313, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stock are entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The stock was presented as mezzanine equity because it is redeemable at a fixed or determinable amount upon an event that is outside of the issuer’s control. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

Preferred Stock March 31, 2021

On January 14, 2021, the Board of Directors adopted a certificate of designation establishing the rights, preferences, privileges and other terms of 1,000 Series B Preferred Stock, par value $0.0001 per share, providing for supermajority voting rights to holders of Series B Preferred Stock. The shares of the Series B Preferred Stock were issued to David Lee, Chief Executive Officer, Chairman of the Board, President and acting Chief Financial Officer as consideration for his continued employment with the Company.

On March 26, 2021, the Company entered into a purchase agreement with an investor for an exchange of convertible debt into equity. The investor exchanged convertible notes in the amount of $2,462,060, plus interest in the amount of $1,023,253 for an aggregate total of $3,485,313 in exchange for 34,853 shares of the Company’s Series C Preferred Stock. The extinguishment of the convertible debt and derivative was recognized in the Company’s financial statement as a gain on settlement of convertible notes and derivative liability. A valuation was prepared based on a stock price of $0.075, with a volatility of 206.03%, based on an estimated term of 5 years.

Per Valuation
Preferred shares issued	34,853
Stated value of debt and interest	$3,485,313
Calculated fair value of preferred shares	$85,555,201
Fair value of derivative liability removed	$178,736,187
Gain	$(93,180,986)

The Company recognized a gain on settlement of $93,180,986 for the extinguishment of convertible debt, plus derivative liability for the six months ended June 30, 2021.

Common Stock June 30, 2022

During the six months ended June 30, 2022, the Company issued 5,000,000 common stock purchase warrants for cash in the amount of $1,000.

Common Stock June 30, 2021

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

NEWHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

3.	CAPITAL STOCK (Continued)

Common Stock June 30, 2021 (Continued)

During the six months ended June 30, 2021, the Company issued 28,000,000 shares of common stock upon conversion of 392 shares of preferred stock.

4. STOCK OPTIONS AND WARRANTS

Stock Options

During the six months ended June 30, 2022, the Company granted stock options in the amount of 5,000,000. (See Note 2).

	6/30/2022
	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	465,950,000	$0.0385
Granted	455,000,000	$0.0210
Exercised	-	-
Expired/Cancelled	(452,450,000)	$0.0283
Outstanding as of the end of the periods	468,500,000	$0.0279
Exercisable as of the end of the periods	376,265,187	$0.0296

The weighted average remaining contractual life of options outstanding as of June 30, 2022 was as follows:

6/30/2022
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.26	13,500,000	13,500,000	0.18
$0.0223	5,000,000	488,584	2.71
$0.021	450,000,000	362,276,603	6.79
	468,500,000	376,265,187

The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2022 related to these options was $5,423,031.

As of June 30, 2022, there was no intrinsic value with regards to the outstanding options.

Warrants

During the period ended June 30, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000.

	6/30/2022
	Number of Warrants	Weighted average exercise price
Outstanding as of the beginning of the periods	223,958,334	$0.0488
Issued	-	-
Purchased	5,000,000	$0.0255
Expired	-	-
Outstanding as of the end of the periods	228,958,334	$0.0483
Exercisable as of the end of the periods	228,958,334	$0.0483

NEWHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of the warrants outstanding as of June 30, 2022 was as follows:

6/30/2022
Exercisable Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0255	5,000,000	5,000,000	4.71
$0.04	125,000,000	125,000,000	3.77
$0.05	9,375,000	9,375,000	3.76
$0.06	83,333,334	83,333,334	4.08
$0.075	6,250,000	6,250,000	4.08
	228,958,334	228,958,334

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

As of June 30, 2022, there were no legal proceedings against the Company.

6. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported no subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis and Results of Operations” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on June 30, 2022, and in other reports filed by us with the SEC.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended June 30, 2022, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $407,667 to $3,229,645 for the three months ended June 30, 2022, compared to $3,637,312 for the prior period ended June 30, 2021. The primary increase in G&A expenses was the result of an decrease in fair value of non-cash stock compensation of $407,702, an increase in professional fees in the amount of $4,026, with an overall decrease in G&A expenses of $3,991.

Research and Development

Research and Development (“R&D”) expenses decreased by $21,230 to $230,546 for the three months ended June 30, 2022, compared to $251,776 for the prior period ended June 30, 2021. This overall decrease in R&D expenses was the result of a decrease in outside research fees.

Depreciation

Depreciation expense for the three months ended June 30, 2022 and 2021 was $1,070 and $1,091, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $234,634 to $601 for the three months ended June 30, 2022, compared to $235,235 for the prior period ended June 30, 2021. The decrease in other income and (expenses) was the result of a decrease in gain of non-cash accounts associated with the change in fair value of the derivative instruments of $250,293, a decrease in interest expense of $15,977, which includes non-cash expense of amortization of debt discount in the amount of $13,338, with a decrease in interest income of $318. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments.

Net Income (Loss)

Our net loss for the three months ended June 30, 2022 was $(3,460,660), compared to $(3,654,944) for the prior period ended June 30, 2021. The increase in net loss was due to an increase in non-cash other income associated with the net change in derivative instruments estimated in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations – Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021.

OPERATING EXPENSES

General and Administrative Expenses

G&A expenses decreased by $12,629,126 to $5,809,704 for the six months ended June 30, 2022, compared to $18,438,830 for the prior period ended June 30, 2021. The primary decrease in G&A expenses was the result of a decrease in fair value of non-cash stock compensation of $12,390,803, a decrease in professional fees in the amount of $263,558, with an overall increase in G&A expenses of $25,235.

Research and Development

R&D expenses decreased by $57,348 to $451,092 for the six months ended June 30, 2022, compared to $508,440 for the prior period ended June 30, 2021. This overall decrease in R&D expenses was the result of a decrease in outside research fees.

Depreciation

Depreciation expense for the six months ended June 30, 2022 and 2021 was $2,161 and $2,182, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $66,062,950 to $1,235 for the six months ended June 30, 2022, compared to $66,064,185 for the prior period ended June 30, 2021. The decrease in other income and (expenses) was the result of a decrease in gain of non-cash accounts associated with the change in fair value of the derivative instruments of $66,626,814, a decrease in interest expense of $563,914, which includes non-cash expense of amortization of debt discount in the amount of $449,100, with a decrease in interest income of $50. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments.

Net Income (Loss)

Our net loss for the six months ended June 30, 2022 was $(6,261,722), compared to net income of $47,114,733 for the prior period ended June 30, 2021. The decrease in net loss was due to a decrease in non-cash other expenses associated with the net change in derivative instruments estimated in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended June 30, 2022, we did not generate any revenues, and recognized a net loss of $(6,261,722), due to a change in non-cash stock compensation, and cash of $866,147 used in operations. As of June 30, 2022, we had working capital of $6,035,970 and a shareholders’ equity of $2,364,780.

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

As of June 30, 2022, we had working capital of $5,820,423 compared to $6,655,953 for the year ended December 31, 2021. This decrease in working capital was due primarily to a decrease in cash.

During the six months ended June 30, 2022, we used $866,147 of cash for operating activities, as compared to $1,264,374 for the prior six months period ended June 30, 2021. The decrease in the use of cash for operating activities for the current period was a result of a decrease in professional fees and research and development cost.

Net cash provided from equity financing activities was $1,000 for the six months ended June 30, 2022, as compared to $8,770,700 for the prior period ended June 30, 2021. The decrease was due to less equity financing during the current period. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2021, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of June 30, 2022 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies to significantly reduce or replace catalysts made from rare earth materials with catalysts made from inexpensive earth abundant materials in electrolyzers to lower the cost of producing Green Hydrogen.

Our plan of operation within the next three months is to utilize our cash balances to work on developing catalyst technologies for producing Green Hydrogen. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twenty-four months. Management estimates that it will require additional cash resources during 2024, based upon its current operating plan and condition. We do expect increased expenses during the third quarter of 2022. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twenty-four months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2022, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 10, 2022.

NEWHYDROGEN, INC.

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

