Form 10-Q
period 2022-09-30
NewHydrogen, Inc.
filed 2022-11-09
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

The number of shares of registrant’s common stock issued and outstanding as of November 8, 2022 was 705,126,846.

NEWHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

CONDENSED BALANCE SHEET

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,396,661	$6,645,710
Prepaid expenses	23,664	12,023

TOTAL CURRENT ASSETS	5,420,325	6,657,733

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(34,287)	(33,366)

NET PROPERTY AND EQUIPMENT	2,938	3,859

OTHER ASSETS
Patents, net of amortization of $20,401 and $18,134, respectively	24,935	27,202
Deposit	770	770

TOTAL OTHER ASSETS	25,705	27,972

TOTAL ASSETS	$5,448,968	$6,689,564

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$241	$1,780

TOTAL CURRENT LIABILITIES	241	1,780

COMMITMENTS AND CONTINGENCIES (See Note 9)	-	-

Series C Convertible Preferred Stock, 34,853 and 34,853 shares outstanding, respectively, redeemable value of $3,485,313 and $3,485,313, respectively	3,485,313	3,485,313

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 705,126,846 and 715,496,051 shares issued and outstanding, respectively	70,513	71,549
Preferred treasury stock, 0 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	171,848,773	164,000,447
Accumulated deficit	(169,955,872)	(160,869,525)

TOTAL SHAREHOLDERS’ EQUITY	1,963,414	3,202,471

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,448,968	$6,689,564

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	2,594,347	2,521,726	8,404,052	20,960,556
Research and development	230,546	248,574	681,637	757,014
Depreciation and amortization	1,027	1,092	3,188	3,274

TOTAL OPERATING EXPENSES	2,825,920	2,771,392	9,088,877	21,720,844

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(2,825,920)	(2,771,392)	(9,088,877)	(21,720,844)

OTHER INCOME/(EXPENSES)
Interest income	1,295	1,657	2,530	2,942
Gain on settlement of debt and derivatives	-	-	-	93,180,986
Gain (Loss) on change in derivative liability	-	73,396	-	(29,966,083)
Interest expense	-	(10,610)	-	(574,524)

TOTAL OTHER INCOME (EXPENSES)	1,295	64,443	2,530	62,643,321

NET INCOME (LOSS)	$(2,824,625)	$(2,706,949)	$(9,086,347)	$40,922,477

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$0.13

DILUTED EARNING (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$0.05

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	705,126,846	708,648,225	705,126,846	307,746,182

DILUTED	705,126,846	708,648,225	705,126,846	773,696,182

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2021
	Preferred Stock			Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	-	-	$-	456,198,529	$45,620	$13,114,993	(165,075,501)	(151,914,888)

Issuance of common shares for cash	-	-	-	208,333,334	20,833	8,763,867	-	8,784,700

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	21,964,188	2196	203,779	-	205,975

Issuance of common shares for services	-	-	-	1,000,000	100	149,700	-	149,800

Issuance of preferred shares in exchange for fair value of convertible notes	34,853	3	-	-	-	85,555,201	-	85,555,204

Issuance of common shares for conversion of preferred stock	(392)	-	-	28,000,000	2,800	(2,800)	-	-

Issuance of Series C Preferred stock	-	-	3,485,313	-	-	-	-	-

Stock compensation cost	-	-	-	-	-	20,126,314	-	20,126,314

Issuance of common stock warrants deemed dividends	-	-	-	-	-	5,983,504	(5,983,504)	-

Net Loss	-	-	-	-	-	-	40,922,477	40,922,477

Balance at September 30 2021 (unaudited)	34,461	3	$3,485,313	715,496,051	$71,549	$133,894,558	$(130,136,528)	$3,829,582

	NINE MONTHS ENDED SEPTEMBER 30, 2022
	Preferred Stock			Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	-	$-	$3,485,313	715,496,051	$71,549	$164,000,447	$(160,869,525)	$3,202,471

Issuance of common stock warrants for cash	-	-	-	-	-	1,000	-	1,000

Stock and warrant compensation cost	-	-	-	-	-	7,846,290	-	7,846,290

Common stock returned to the Company by Unregistered dealer	-	-	-	(10,369,205)	(1,036)	1,036	-	-

Net Loss	-	-	-	-	-	-	(9,086,347)	(9,086,347)

Balance at September 30, 2022 (unaudited)	-	$-	$3,485,313	705,126,846	$70,513	$171,848,773	$(169,955,872)	$1,963,414

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(9,086,347)	$40,922,477
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	3,188	3,274
Common stock issued for services	-	149,800
Stock compensation expense	7,846,290	20,126,314
(Gain) Loss on net change in derivative liability	-	29,966,083
Amortization of debt discount recognized as interest expense	-	455,989
Gain on settlement of debt and derivative	-	(93,180,986)
(Increase) Decrease in Changes in Assets
Prepaid expenses	(11,641)	(216,370)
Increase (Decrease) in Changes in Liabilities
Accounts payable	(1,539)	-
Accrued expenses	-	53,389

NET CASH USED IN OPERATING ACTIVITIES	(1,250,049)	(1,720,030)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds for the sale of common stock for cash, net	-	8,784,700
Principle payments on convertible debt	-	(310,000)
Net proceeds from convertible promissory notes	-	192,000
Common stock purchase warrants for cash	1,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000	8,666,700

NET INCREASE IN CASH	(1,249,049)	6,946,670

CASH, BEGINNING OF YEAR	6,645,710	63,496

CASH, END OF YEAR	$5,396,661	$7,010,166

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$-	$205,975
Fair value of initial derivative	$-	$180,004
Fair value of convertible notes exchanged for preferred stock	$-	$85,555,204
Return and cancellation of common shares	$1,036	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the December 31, 2021.

Going Concern Substantial Doubt Alleviated

As of the nine months ended September 30, 2022, the Company had a net loss of $9,086,347. As of September 30, 2022, its shareholders equity was $1,963,414.

Management believes the Company’s present cash flows will enable it to meet its obligations for twenty-four months from the date of these financial statements. Management will continue to assess it operational needs and seek additional financing as needed to fund its operations.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2022, the cash balance in excess of the FDIC limits was $5,048,352. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $3,188 and $3,274, respectively.

NEWHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

	Useful Lives	9/30/2022	12/31/2021
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(20,401)	(18,134)
		$24,935	$27,202

Amortization expense for the nine months ended September 30, 2022 and the year ended December 31, 2021 was $2,266 and $3,022, respectively.

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

On March 24, 2015, the Company granted 2,450,000 stock options and on September 2, 2015 granted 13,500,000 stock options to its employees and directors for services. On March 24, 2022, the 2,450,000 options expired and the September 2, 2015 options of 13,500,000 expired on September 2, 2022 leaving an outstanding balance of zero for these options.

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

On March 15, 2022, the Company granted 5,000,000 stock options to a consultant for advisory services. The options vest at a rate of 138,889 options per month for a thirty-six (36) month period during the term of the optionee’s consultancy with the Company. As of September 30, 2022, the 5,000,000 stock options were outstanding.

On April 12, 2022, the Company granted 450,000,000 stock options to its employees for services at an exercise price of $0.021. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. The vesting schedule of the 400,000,000 options are exercisable in the amount of 316,666,662 immediately, and the remaining 83,333,338 shares shall become exercisable in equal amounts over a ten (10) month period during the term of the optionee’s employment until the Option is 100% vested. The 50,000,000 options are exercisable in the amount of 19,444,446 immediately and the remaining 30,555,554 shares shall become exercisable in equal amounts over a twenty-two (22) month period during the term of the optionee’s employment until the Options is 100% vested. As of September 30, 2022, the 450,000,000 stock options were outstanding.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of September 30, 2022, the aggregate total of 455,000,000 stock options were outstanding.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $681,637 and $757,014 for the nine months ended September 30, 2022 and 2021, respectively.

NEWHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

For the nine months ended September 30, 2022, the Company has not included shares issuable from 455,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

For the nine months ended September 30, 2021, the Company has included shares issuable from convertible debt of $107,000 and 465,950,000 stock options, because their impact on the income per share is dilutive.

	For the Nine Months Ended
	September 30,
	2022	2021

Income (Loss) to common shareholders (Numerator)	$(9,086,347)	$44,159,210

Basic weighted average number of common shares outstanding (Denominator)	705,126,846	307,746,182

Diluted weighted average number of common shares outstanding (Denominator)	705,126,846	773,696,182

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2022, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of September 30, 2022, there were no financial instruments to report.

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

NEWHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

3. CAPITAL STOCK

Preferred Stock September 30, 2022

As of September 30, 2022, the Company had a total of 34,853 shares of Series C Preferred Stock outstanding with a fair value of $3,485,313, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stock are entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

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

Per Valuation
Preferred shares issued	34,853
Stated value of debt and interest	$3,485,313
Calculated fair value of preferred shares	$85,555,201
Fair value of derivative liability removed	$(178,736,187)
Gain	$93,180,986

The Company recognized a gain on settlement of $93,180,986 for the extinguishment of convertible debt, plus derivative liability for the nine months ended September 30, 2021.

Common Stock September 30, 2022

During the nine months ended September 30, 2022, the Company issued 5,000,000 common stock purchase warrants for cash in the amount of $1,000.

During the nine months ended September 30, 2022, the Company had 10,369,205 shares of common stock returned and cancelled due to the investor being an unregistered dealer.

Common Stock September 30, 2021

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

During the nine months ended September 30, 2021, the Company issued 73,273,212 shares of common stock upon conversion of convertible promissory notes in the amount of $587,628, plus accrued interest of $74,006, and other fees of $500 at prices ranging from $0.00495 - $0.0172.

During the nine months ended September 30, 2021, the Company issued 1,000,000 shares of common stock for services at fair value.

NEWHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

3. CAPITAL STOCK (Continued)

Common Stock September 30, 2021 (Continued)

During the nine months ended September 30, 2021, the Company issued 28,000,000 shares of common stock upon conversion of 392 shares of preferred stock.

4. STOCK OPTIONS AND WARRANTS

Stock Options

During the nine months ended September 30, 2022, the Company granted stock options in the amount of 5,000,000. (See Note 2).

	9/30/2022
	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	465,950,000	$0.0385
Granted	455,000,000	$0.0210
Exercised	-	-
Expired/Cancelled	(465,950,000)	$0.0350
Outstanding as of the end of the periods	455,000,000	$0.0210
Exercisable as of the end of the periods	393,656,487	$0.0296

The weighted average remaining contractual life of options outstanding as of September 30, 2022 was as follows:

9/30/2022
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0223	5,000,000	908,676	2.46
$0.021	450,000,000	392,747,811	6.54
	455,000,000	393,656,487

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2022 related to these options was $7,731,188.

As of September 30, 2022, there was no intrinsic value with regards to the outstanding options.

Warrants

During the period ended September 30, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000.

	9/30/2022
	Number of Warrants	Weighted average exercise price
Outstanding as of the beginning of the periods	223,958,334	$0.0488
Issued	-	-
Purchased	5,000,000	$0.0255
Expired	-	-
Outstanding as of the end of the periods	228,958,334	$0.0483
Exercisable as of the end of the periods	228,958,334	$0.0483

NEWHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

4. STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of the warrants outstanding as of September 30, 2022 was as follows:

9/30/2022
Exercisable Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0255	5,000,000	5,000,000	4.46
$0.04	125,000,000	125,000,000	3.52
$0.05	9,375,000	9,375,000	3.51
$0.06	83,333,334	83,333,334	3.82
$0.075	6,250,000	6,250,000	3.82
	228,958,334	228,958,334

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

As of September 30, 2022, there were no legal proceedings against the Company.

6. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following subsequent event.

On October 30, 2022, the Company executed an amendment to the Sponsored Research Agreement with UCLA with an expanded scope of research work, a new expiration date of December 31, 2025 and increased research funding of $2,797,368.

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

Hydrogen is the cleanest and most abundant fuel in the universe. It is zero-emission and only produces water vapor when used. However, hydrogen does not exist in its pure form on Earth so it must be extracted. For centuries, scientists have known how to utilize electricity to split water into hydrogen and oxygen using a device called an electrolyzer. Electrolyzers installed behind a solar farm or wind farm can use renewable electricity to split water, thereby producing Green Hydrogen. However, modern electrolyzers still cost too much. The chemical catalysts that enable the water-splitting reactions are currently made from platinum and iridium – both are very expensive precious metals. These catalysts account for a significant portion of the cost of the electrolyzer.

We are developing technologies to significantly reduce or replace rare earth materials with inexpensive earth abundant materials in electrolyzers to help usher in a Green Hydrogen economy.

As of April 30, 2021, we changed our name from BioSolar, Inc. to NewHydrogen, Inc.

Recent Transactions

On October 30, 2022, we executed an amendment to the Sponsored Research Agreement with UCLA with an expanded scope of research work, a new expiration date of December 31, 2025 and increased research funding of $2,797,368.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2022, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $72,621 to $2,594,347 for the three months ended September 30, 2022, compared to $2,521,726 for the prior period ended September 30, 2021. The primary increase in G&A expenses was the result of an increase in fair value of non-cash stock compensation of $110,778, with a decrease in professional fees in the amount of $41,113, with an overall decrease in G&A expenses of $31,508.

Research and Development

Research and Development (“R&D”) expenses decreased by $(18,028) to $230,546 for the three months ended September 30, 2022, compared to $248,574 for the prior period ended September 30, 2021. This overall decrease in R&D expenses was the result of a decrease in outside research fees.

Depreciation

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $1,323 and $1,091, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $(63,148) to $1,295 for the three months ended September 30, 2022, compared to $64,442 for the prior period ended September 30, 2021. The decrease in other income and (expenses) was the result of a decrease in gain of non-cash accounts associated with the change in fair value of the derivative instruments of $73,395, a decrease in interest expense of $10,609, which includes non-cash expense of amortization of debt discount in the amount of $6,889, with a decrease in interest income of $362. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments.

Net Income (Loss)

Our net loss for the three months ended September 30, 2022 was $(2,824,625), compared to $(2,706,949) for the prior period ended September 30, 2021. The increase in net loss was due to a decrease in non-cash other income associated with the net change in derivative instruments estimated in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations – Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021.

OPERATING EXPENSES

General and Administrative Expenses

G&A expenses decreased by $(12,556,504) to $8,404,052 for the nine months ended September 30, 2022, compared to $20,960,558 for the prior period ended September 30, 2021. The primary decrease in G&A expenses was the result of a decrease in fair value of non-cash stock compensation of $12,280,558, a decrease in professional fees in the amount of $304,671, with an overall increase in G&A expenses of $28,725.

Research and Development

R&D expenses decreased by $(73,377) to $681,637 for the nine months ended September 30, 2022, compared to $757,014 for the prior period ended September 30, 2021. This overall decrease in R&D expenses was the result of a decrease in outside research fees.

Depreciation

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $3,188 and $3,274, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $62,640,791 to $2,530 for the nine months ended September 30, 2022, compared to $66,064,185 for the prior period ended September 30, 2021. The decrease in other income and (expenses) was the result of a decrease in gain of non-cash accounts associated with the change in fair value of the derivative instruments of $63,214,903, a decrease in interest expense of $574,524, which includes non-cash expense of amortization of debt discount in the amount of $449,100, with a decrease in interest income of $412. The decrease in other income and (expenses) was primarily due to the net change in the fair value of the derivative instruments.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2022 was $(9,086,347), compared to net income of $40,922,475 for the prior period ended September 30, 2021. The decrease in net loss was due to a decrease in non-cash other expenses associated with the net change in derivative instruments estimated in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended September 30, 2022, we did not generate any revenues, and recognized a net loss of $(9,086,347), due to a change in non-cash stock compensation, and cash of $1,250,049 used in operations. As of September 30, 2022, we had working capital of $5,420,084 and a shareholders’ equity of $1,963,414.

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

As of September 30, 2022, we had working capital of $5,420,084 compared to $6,655,953 for the year ended December 31, 2021. This decrease in working capital was due primarily to a decrease in cash.

During the nine months ended September 30, 2022, we used $1,250,049 of cash for operating activities, as compared to $1,720,030 for the prior period ended September 30, 2021. The decrease in the use of cash for operating activities for the current period was a result of a decrease in professional fees and research and development cost.

Net cash provided from equity financing activities was $1,000 for the nine months ended September 30, 2022, as compared to $8,666,700 for the prior period ended September 30, 2021. The decrease was due to less equity financing during the current period. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2021, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of September 30, 2022 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of innovative technologies to significantly reduce or replace catalysts made from rare earth materials with catalysts made from inexpensive earth abundant materials in electrolyzers to lower the cost of producing Green Hydrogen.

Our plan of operation within the next three months is to utilize our cash balances to work on developing catalyst technologies for producing Green Hydrogen. We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twenty-four months. Management estimates that it will require additional cash resources during 2024, based upon its current operating plan and condition. We do expect increased expenses during the fourth quarter of 2022. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twenty-four months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2022, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 9, 2022.

NEWHYDROGEN, INC.

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

