Form 10-K
period 2022-12-31
NewHydrogen, Inc.
filed 2023-03-10
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022_________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2022, was approximately $12,224,500.

The number of shares of the registrant’s common stock outstanding, as of March 1, 2023 was 705,126,846.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

ITEM 1.	BUSINESS.

Overview

We are a developer of clean energy technologies. Our current focus is on developing an electrolyzer technology to lower the cost of Green Hydrogen production.

Hydrogen is the cleanest and most abundant fuel in the universe. It is zero-emission and only produces water vapor when used. However, hydrogen does not exist in its pure form on Earth so it must be extracted. For more than 200 years, scientists have known how to use electricity to split water into hydrogen and oxygen using a device called an electrolyzer. Electrolyzers installed behind a solar farm or wind farm can use renewable electricity to split water, thereby producing Green Hydrogen. However, modern electrolyzers still cost too much. The chemical catalysts that enable the water-splitting reactions are currently made from platinum and iridium - both are very expensive precious metals. These catalysts account for nearly 50% of the cost of the electrolyzer.

We are developing technologies to significantly reduce or replace rare materials with inexpensive earth abundant materials in electrolyzers to help usher in a Green Hydrogen economy. In a 2022 report, Goldman Sachs estimates that Green Hydrogen will be a $11 trillion market opportunity for the utilities industry along by 2050.

Industry Overview

Hydrogen is the most abundant and prevalent clean energy in the universe.

●	73% of the Sun is made up of hydrogen.

●	On a weight basis, hydrogen (142 MJ/kg) contains 3X as much energy as gasoline (46 MJ/kg), and 200X as much energy as lithium-ion batteries (0.6 MJ/kg).

●	It can be used in fuel cells to power electric vehicles or cities.

●	It can be combusted in gas turbines or internal combustion engines for power generation.

●	It is a zero-emission clean fuel and produces only water vapor when used.

●	It is the main ingredient in fertilizers that feed our hungry world.

Hydrogen does not exist in its pure form, and must be extracted. According to a 2022 report from the U.S. Department of Energy, more than 95% of hydrogen in the world are made by steam reforming of natural gas (“Grey Hydrogen”) or coal gasification (“Brown Hydrogen”). Both sources of hydrogen are basically different forms of dirty, carbon heavy, and non-renewable fossil fuels. This does nothing to help fight climate change or lead to renewable energy and a sustainable planet.

According to a 2023 research report from Vantage Market Research, green hydrogen has an annual market size of more than$374 million in 2021, and is expected to hit $8.7 billion in 2028. Developing cost-competitive Green Hydrogen made from renewable resources such as solar, wind and water can significantly expand the market for hydrogen. At this time, we believe electrolyzer technology represents the most certain way forward.

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

Electrolyzer Technology

For more than 200 years, scientists have known how to split water into hydrogen (H2) and oxygen (O2). By placing two metal electrodes into a jar of salted water (electrolytic solution) and applying an electrical voltage between them, H2 and O2 will bubble up at the separate electrodes. This process is called electrolysis and the device is called an electrolyzer. If the source of electricity is renewable such as solar or wind, then the resulting hydrogen is a zero-greenhouse gas renewable resource - Green Hydrogen.

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

PEM electrolyzers are expensive because they rely on rare materials such as platinum and iridium - which is akin to stardust found only in asteroids - as chemical catalysts for the water-splitting reactions. According to National Renewable Energy Laboratory (NREL), these materials account for nearly 50% of the capital cost of PEM electrolyzers. Additionally, the cost of electricity contributes to over 50% of hydrogen production costs.

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

(Source: U.S. Department of Energy)

●	Green Electric Grid - The electric grid is finicky, sometimes it needs a lot of electricity sometimes it does not. Unused electricity from solar and wind farms are wasted if it is not used immediately. The Sun does not always shine, and the wind does not always blow, and this makes solar and wind sourced electricity unreliable. One solution is to use an electrolyzer system to convert the excess solar/wind electricity into hydrogen and store it in inexpensive nearby underground caverns. When electricity demand spikes, the hydrogen can be converted back into electricity through a fuel cell. We believe, this is a very scalable solution as opposed to miles and miles of very expensive grid-scale battery systems. In fact, the Advanced Clean Energy Storage project in Utah aims to do just this by building the world’s largest storage facility for 1,000 megawatts of clean power, partly by putting hydrogen into underground salt caverns.

●	Fuel Cell Electric Vehicles (FCEV) - Perhaps the most exciting application of hydrogen is the direct use in fuel cell electric vehicles. A hydrogen tank in a passenger car can be filled in under five minutes. The only tailpipe emission is water. According to a recent article by Hydrogen Fuel News, hydrogen car market is expected to take off by 2028. Until now, the zero-emission passenger vehicle market has been dominated by battery electric technology by a wide margin. The falling price of green hydrogen and energy security issues in terms of electricity in many areas of the world, however, are causing automakers, governments and consumers to look more favorably at hydrogen than had previously been the case.

●	Battery Electric Vehicles (BEV) -We believe BEV and FCEV can coexist just like diesel and gasoline cars coexist today. BEVs running on electricity generated through the Green Electric Grid is a beneficiary and indirect user of hydrogen technology. The Green Electric Grid is the network of solar, wind and other alternative energy generation and distribution.

●	Hydrogen Fueling Stations - We believe electrolyzers are well suited and scalable for distributed onsite Green Hydrogen generation in fueling station applications. With green electricity from a nearby solar array or renewable electric grid, Green Hydrogen can be produced anywhere and anytime. This distributed model of hydrogen production eliminates the need for expensive transportation from a centralized facility.

●	Lower Carbon Gas Infrastructure - Green Hydrogen can serve as a steppingstone to a lower carbon footprint natural gas supply. Southern California Gas, and others, have demonstrated that the existing natural gas pipelines that supply gas to our cooking stoves and homes can safely contain 5-10% hydrogen without any modifications. This means that an electrolyzer system near a natural gas plant can inject Green Hydrogen directly into the existing gas infrastructure, lowering the carbon footprint of our meals and our warm homes.

●	Air Taxis of the Future - Hydrogen has 200 times the theoretical energy of lithium-ion batteries per kilogram. We believe hydrogen is the obvious choice because of its lighter weight, in the emerging but potentially revolutionary air mobility market of small electric aircrafts, such as the Skai air tax drone. According to Skai, battery-powered air mobility vehicles are projected to have flight durations of less than half an hour before needing to recharge - Skai’s hydrogen fuel cells give them the ability to fly continuously for up to 4 hours or more with higher capacity auxiliary tanks.

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

On December 14, 2020, the Company executed a sponsored research agreement with the University of California, Los Angeles, for collaborative efforts to discover and develop efficient and stable earth-abundant material-based catalysts for hydrogen production through water electrolysis. On October 30, 2022, the Company entered into Sponsored Research Agreement Third Amendment (the “Amendment Agreement”). Pursuant to the Amendment Agreement, the Sponsored Research Agreement was further amended to among other things (i) extend the term of the Sponsored Research Agreement to December 31, 2025; (ii) increase the consideration payable to the University under the Sponsored Research Agreement to $2,797,368; (iv) amend the scope of work under the Sponsored Research Agreement; and (iii) update the schedule of payments to the University.

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

Human Capital Resources

As of March 1, 2023 we had one (1) full time employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS

WE HAVE A LIMITED HISTORY OF LOSSES AND HAVE NEVER REALIZED REVENUES TO DATE.

Since inception, we have incurred losses and have negative cash flows from operations and have realized only minimal revenues. From inception through December 31, 2022, we have an accumulated deficit of $172,955,053. These factors, among others discussed in Note (1) to the financial statements included in this Annual Report, raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our chief executive officer, Dr. David Lee, who has been critical to the development of our technologies and business. The loss of the services of Dr. Lee could have a material adverse effect on our operations. We do not have an employment agreement with Dr. Lee and do not maintain key man insurance with respect to Dr. Lee. Accordingly, there can be no assurance that Dr. Lee will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Dr. Lee, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors and executive officers beneficially own approximately 38.4% of the outstanding shares of our common stock as of December 31, 2022 was 705,126,846. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

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

Disclosure also to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE; ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our Common Stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our Board of Directors. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

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

ADDITIONAL STOCK OFFERINGS IN THE FUTURE MAY DILUTE THEN-EXISTING SHAREHOLDERS’ PERCENTAGE OWNERSHIP OF THE COMPANY.

Given our plans and expectations that we will need additional capital, we anticipate that we will need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. We anticipate that our issuance of additional common stock or securities convertible into or exercisable into common stock in the future will dilute the percentage ownership of then current stockholders.

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

Our common stock is quoted on the OTC Pink maintained by the OTC Markets Group, Inc. under the ticker symbol “NEWH”.

Common Stock

We are authorized to issue 6,000,000,000 shares of common stock, $0.0001 par value per share.

Holders of the Company’s common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors to our board of directors. Subject to the rights of our preferred stock, holders of the Company’s common stock representing a majority of the voting power of the Company’s common stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of the Company’s outstanding shares is required to effectuate certain fundamental corporate changes such as a liquidation, merger or an amendment to the Company’s articles of incorporation.

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

As of March 1, 2023, our common stock was held by 90 stockholders of record and we had 705,126,846 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

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

Transfer Agent

The Company’s registrar and transfer agent is Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ 07601.

Equity Compensation Plan

On April 11, 2022, the Company’s Board of directors adopted the NewHydrogen, Inc. 2022 Equity Incentive Plan (the “Plan”). The stated purposes of the Plan are to (a) enable the Company, to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long range success; (b) provide incentives that align the interests of Employees, Consultants and Directors with those of the shareholders of the Company; and (c) promote the success of the Company’s business.

The maximum number of shares of common stock initially available for issuance under the Plan is 500,000,000 shares of common stock and thereafter shall automatically be increased on the first day of the Company’s fiscal year beginning in 2023 so that the total number of shares issuable under the Plan shall at all times equal fifteen percent (15%) of the Company’s fully diluted capitalization on the first day of the Company’s fiscal year, unless the Company’s Board of Directors adopts a resolution providing that the number of shares issuable under the 2022 Plan shall not be so increased. The shares of common stock subject to stock awards granted under the Plan that are canceled, forfeited or expire prior to exercise, either in full or in part, shall again become available for issuance under the 2022 Plan. Shares subject to a stock award under the Plan shall not again be made available for issuance or delivery under the Plan if such shares are (a) shares tendered in payment of an option or (b) shares delivered or withheld by the Company to satisfy any tax withholding obligation.

In the event of a change in control, the Company may, but shall not be obligated to: (a) accelerate, vest or cause the restrictions to lapse with respect to all or any portion of any stock award; (b) cancel stock awards and cause to be paid to the holders of vested stock awards the value of such stock awards, if any, as determined by the Company, in its sole discretion, it being understood that in the case of any option with an option exercise price that equals or exceeds the price paid for a share of common stock in connection with the change in control, the Company may cancel the option without the payment of consideration therefor; (c) provide for the issuance of substitute stock awards or the assumption or replacement of such stock awards; or (d) provide written notice to the holders that for a period of at least ten days prior to the change in control, such stock awards shall be exercisable, to the extent applicable, as to all shares of common stock subject thereto and upon the occurrence of the change in control, any stock awards not so exercised shall terminate and be of no further force and effect.

The Board may suspend or terminate the Plan at any time. The Plan is scheduled to terminate automatically in ten (10) years following the effective date. No rights may be granted under the Plan while the Plan is suspended or after it is terminated. The Board may amend or modify the Plan at any time. To the extent required by applicable law or regulation, and except as otherwise provided in the Plan, stockholder approval will be required for any amendment that (a) materially increases the number of shares available for issuance under the Plan, (b) materially expands the class of individuals eligible to receive stock awards under the Plan, (c) materially increases the benefits accruing to the participants under the Plan or materially reduces the price at which shares of common stock may be issued or purchased under the Plan, (d) materially extends the term of the Plan, or (e) expands the types of awards available for issuance under the Plan.

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

Hydrogen is the cleanest and most abundant fuel in the universe. It is zero-emission and only produces water vapor when used. However, hydrogen does not exist in its pure form on Earth so it must be extracted. For centuries, scientists have known how to electricity to split water into hydrogen and oxygen using a device called an electrolyzer. Electrolyzers installed behind a solar farm or wind farm can use renewable electricity to split water, thereby producing Green Hydrogen. However, modern electrolyzers still cost too much. The chemical catalysts that enable the water-splitting reactions are currently made from platinum and iridium - both are very expensive precious metals. These catalysts account for nearly 50% of the cost of the electrolyzer.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2022 COMPARED TO THE YEAR ENDED DECEMBER 31, 2021

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $40,240,146 to $10,988,885 for the year ended December 31, 2022, compared to $51,229,031 for the prior period December 31, 2021. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation of $39,962,654, increase in salaries of $26,229, decrease in professional fees of $302,741, with an overall decrease of $980 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses decreased by $125,651 to $1,095,483 for the year ended December 31, 2022, compared to $1,221,134 for the prior period ended December 31, 2021. This overall decrease in R&D expenses was the result of a decrease in corporate outside services.

Depreciation and amortization Expense

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $4,214 and $4,365, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $(62,640,956) to $3,054 of other expense for the year ended December 31, 2022, compared to $(62,644,010 of other income for the prior period ended December 31, 2021. The decrease in non-cash gain on change in fair value of the derivative instruments of $63,214,902, interest income of $578 with a decrease in interest expense in the amount of $(574,524), which includes the net change in amortization of debt discount in the amount of $455,989. The decrease in other income and (expenses) was primarily due to the conversion of the outstanding convertible promissory notes.

Net Loss

Our net loss was $(12,085,528) for the year ended December 31, 2022, compared to a net income of $10,189,480 for the prior period ended December 31, 2021. The increase in net loss was due to a decrease in non-cash change in derivative liabilities. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, we had $4,845,188 in working capital as compared to $6,655,953 for the prior year ended December 31, 2021. The decrease in working capital was due primarily to a decrease in cash, prepaid expenses, and accounts payable.

During the year ended December 31, 2022, the Company used $1,812,013 of cash for operating activities, as compared to $2,084,486 for the prior year ended December 31, 2021. The decrease in the use of cash for operating activities was a result of a decrease in research and development and professional fees in the year ended December 31, 2022 compared to December 31, 2021. The Company is focused on development of silicon anode additive technology for next generation lithium-ion batteries.

Cash used in investing activities for the years ended December 31, 2022 and 2021 was $0, respectively.

Cash provided from financing activities during the year ended December 31, 2022 was $1,000 as compared to $8,666,700 for the prior year ended December 31, 2021. Our capital needs have primarily been met from the proceeds of convertible debt offerings and equity financing. We are currently in the development stage of our business and have no revenues.

Our financial statements as of December 31, 2022 and 2021 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 10, 2023 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twenty-four months. Management estimates that it will require additional cash resources during 2025, based upon its current operating plan and condition. We expect increased expenses during the second quarter of 2023 as we ramp up prototyping efforts for electrolyzer incorporating our catalyst technology as well as commence an additional related technology program.

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

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report by the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2022, our internal controls over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	63	Chief Executive Officer, Acting Chief Financial Officer and Director
Spencer Hall	46	Director

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

Spencer Hall - Director of the Company since February 8, 2021 and served as the Company’s Chief Operating Officer from February 8, 2021 through December 21, 2022. Mr. Hall has held senior management positions over the course of his career including director of communications for PacifiCorp, a Berkshire Hathaway Energy-owned electric utility serving nearly two million customers across Oregon, California, Washington, Utah, Idaho and Wyoming. Prior to his role at PacifiCorp, he served as vice president of digital platforms for the Utah Jazz (Larry H. Miller Sports & Entertainment) and as news director of KSL.com, the largest news outlet in the Intermountain West. Hall holds a Master of Science in Instructional Design and Technology from Utah State University and a Bachelor of Arts in Visual Art from Brigham Young University.

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

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held nine (9) meetings in 2022 including three (3) meetings prior to filing our quarterly reports and one (1) meeting prior to filing this Annual Report. All Board members were present at all of the meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2022 all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee	2022	$240,000	-	-	-		-	-	-	$240,000
- CEO and Acting CFO	2021	$232,000	-	-	28,686,000	(1)	-	-	-	$28,918,000

Spencer Hall – COO(3)	2022	$175,000	-	-	-		-	-	-	$175,000
	2021	$157,000	-	-	3,652,000	(2)	-	-	-	$3,809,000

(1)	Calculated at fair value in accordance with the authoritative guidance provided by the Financial Accounting Standards Board, where the value of the stock compensation is based upon the grant date and recognized over the vesting period. On the grant date of February 18, 2021, half of the shares vested immediately, and the remaining half shall become exercisable in equal amounts over a twenty-four (24) month period during the term of the Optionee’s employment. On June 29, 2021, the Company repriced the options and recognized additional compensation expense per ASC 718. Mr. Lee was granted options to purchase 400,000,000 shares of common stock at an exercise price of $0.028, with a fair value of $28,686,000 calculated using the Black Scholes method.

(2)	Calculated at fair value in accordance with the authoritative guidance provided by the Financial Accounting Standards Board, where the value of the stock compensation is based upon the grant date and recognized over the vesting period. On the grant date of February 18, 2021, the options shall become exercisable in equal amounts over a thirty-six (36) month period during the term of the Optionee’s employment. On June 29, 2021, the Company repriced the options and recognized additional compensation expense per ASC 718. Mr. Hall was granted options to purchase 50,000,000 shares of common stock at an exercise price of $0.028, with a fair value of $3,652,000 calculated using the Black Scholes method.

(3)	On December 21, 2022, Spencer Hall informed the Company of his decision to resign as Chief Operating Officer of the Company to pursue other opportunities effective December 31, 2022.

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

The following table sets forth, as of March 1, 2023, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 1, 2023, upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 1, 2023 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o NewHydrogen, Inc., 27936 Lost Canyon Road, Suite 202, Santa Clarita, CA 91387.

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned(1)
Common Stock	David Lee (2)	404,769,282	36.6%
Common Stock	Spencer Hall (3)	36,111,114	4.9%
All Executive Officers and Directors as a Group (2 individuals)		440,880,396	41.5%

1.	Based upon 705,126,846 shares of common stock outstanding as of March 1, 2023.
2.	Includes 4,769,290 shares of common stock and 399,999,992 shares of common stock underlying options that are fully vested and that will vest within 60 days of the date of this report.
3.	Includes 36,111,114 shares of common stock underlying options that are fully vested and that will vest within 60 days of the date of this report.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders	450,000,000	$0.021	50,000,000
Equity compensation plans not approved by security holders	5,000,000	$0.0223	-
Total	455,000,000		50,000,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no material related party transactions which were entered into during the last two fiscal years.

Director Independence

We currently do not have any directors who are “independent” as defined under the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table shows that fees that were billed to the Company by our independent registered public accounting firm for professional services rendered in 2022 and 2021.

The audit fees represent fees for professional services performed by M&K CPAS, PLLC (“M&K”) as applicable, for the audit of our financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Year	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2022	$31,950	$-	$-	$-
2021	$22,000	$-	$-	$-

Audit-Related Fees

We did not incur assurance and audit-related fees during 2022 and 2021, to M&K as applicable, nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the years ended December 31, 2022 and 2021, respectively.

All Other Fees

There were no other fees billed to us by M&K as applicable, for services rendered to us during the years ended December 31, 2022 and 2021, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on April 24, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.2	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on May 25, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.3	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on June 8, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.4	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on July 18, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011)

3.5	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on July 10, 2013 (Incorporated by reference to the Company’s Quarterly Report of Form 10-Q filed with the SEC on October 25, 2013)

3.6	Bylaws of BioSolar, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.7	Certificate of Designations of Preferences Rights and Limitations of Series A Preferred Stock filed with the Nevada Secretary of State on October 29, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2019)

3.8	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on December 10, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2019)

3.9	Certificate of Designations of Preferences Rights and Limitations of Series B Preferred Stock filed with the Nevada Secretary of State on January 15, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

3.10	Certificate of Designation of Preferences Rights and Limitation of Series C Preferred Stock filed with the Nevada Secretary of State on March 11, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021)

3.11	Certificate of Designations of Preferences Rights and Limitations of Series D Preferred Stock filed with the Nevada Secretary of State on April 14, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2021)

3.12	Articles of Conversion/Exchange/Merger filed with the Nevada Secretary of State on April 28, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the SEC on May 3, 2021)

3.13	Certificate to Accompany Amended and Restated Articles filed on June 9, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2021)

4.1	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

10.1	Joint Development Agreement with Silico Ferrosolar SLU dated as of June 14, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2018).

10.2	Convertible Promissory Note dated as of January 14, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

10.3	Securities Purchase Agreement dated as of January 14, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

10.4	Engagement Letter dated as of January 22, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.5	Form of Securities Purchase Agreement dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.6	Form of Warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.7	Form of Registration Rights Agreement dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.8	Form of Placement Agent Warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.9	Form of Pre-Funded warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.10	Securities Purchase Agreement dated as of March 9, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021)

10.11	Form of Securities Purchase Agreement dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.12	Form of Common Warrant dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.13	Form of Pre-Funded Warrant dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.14	Manufacturing Supply Agreement with Verde LLC dated February 2, 2022 (Reported on the Company’s current report on Form 8-K filed with the SEC on February 8, 2022)

10.15	NewHydrogen, Inc. 2022 Equity Incentive Plan (Filed an as exhibit to the Company’s current report on Form 8-K filed with the SEC on April 13, 2022)

10.16	Form of Third Amendment to the Sponsored Research Agreement (Filed an as exhibit to the Company’s current report on Form 8-K filed with the SEC on November 1, 2022)
23.1	Consent of M&K CPAs, PLLC (filed herewith)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2008)

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 10, 2023.

NEWHYDROGEN, INC.

By:	/s/ David Lee
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND
ACTING CHIEF FINANCIAL OFFICER (ACTING PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/s/ DAVID LEE	CHIEF EXECUTIVE OFFICER	March 10, 2023
DAVID LEE	(PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARD

/s/ SPENCER HALL	DIRECTOR
SPENCER HALL		March 10, 2023

INDEX TO FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NewHydrogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NewHydrogen, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, shareholders’ deficit, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019

Houston, TX

March 10, 2023

Auditor ID: 2738

NEWHYDROGEN, INC.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS

CURRENT ASSETS
Cash	$4,834,697	$6,645,710
Prepaid expenses	10,540	12,023

TOTAL CURRENT ASSETS	4,845,237	6,657,733

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(34,558)	(33,366)

NET PROPERTY AND EQUIPMENT	2,667	3,859

OTHER ASSETS
Patents, net of amortization of $21,157 and $18,134, respectively	24,179	27,202
Deposit	770	770

TOTAL OTHER ASSETS	24,949	27,972

TOTAL ASSETS	$4,872,853	$6,689,564

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$49	$1,780

TOTAL CURRENT LIABILITIES	49	1,780

COMMITMENTS AND CONTINGENCIES (See Note 9)	-	-

Series C Convertible Preferred Stock, 34,853 and 34,853 shares outstanding, respectively, redeemable value of $3,485,313 and $3,485,313, respectively	3,485,313	3,485,313

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 705,126,846 and 715,496,051 shares issued and outstanding, respectively	70,513	71,549
Preferred treasury stock, 0 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	174,272,031	164,000,447
Accumulated deficit	(172,955,053)	(160,869,525)

TOTAL SHAREHOLDERS’ EQUITY	1,387,491	3,202,471

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,872,853	$6,689,564

NEWHYDROGEN, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years Ended
	December 31, 2022	December 31, 2021

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	10,988,885	51,229,031
Research and development	1,095,483	1,221,134
Depreciation and amortization	4,214	4,365

TOTAL OPERATING EXPENSES	12,088,582	52,454,530

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(12,088,582)	(52,454,530)

OTHER INCOME/(EXPENSES)
Interest income	3,054	3,632
Gain on settlement of debt and derivatives	-	93,180,986
Gain (Loss) on change in derivative liability	-	(29,966,084)
Interest expense	-	(574,524)

TOTAL OTHER INCOME (EXPENSES)	3,054	62,644,010

NET INCOME (LOSS)	$(12,085,528)	$10,189,480

BASIC EARNINGS (LOSS) PER SHARE	$(0.02)	$0.02

DILUTED EARNING (LOSS) PER SHARE	$(0.02)	$0.01

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	705,126,846	651,573,767

DILUTED	705,126,846	1,117,523,767

NEWHYDROGEN, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	YEARS ENDED DECEMBER 31, 2022 AND 2021
						Additional
	Preferred Stock			Common Stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	-	-	$-	456,198,529	$45,620	$13,114,993	(165,075,501)	(151,914,888)

Issuance of common shares for cash	-	-	-	208,333,334	20,833	8,763,867	-	8,784,700

Issuance of common shares for converted promissory notes and accrued interest	-	-	-	21,964,188	2196	203,779	-	205,975

Issuance of common shares for services	-	-	-	1,000,000	100	149,700	-	149,800

Issuance of preferred shares in exchange for fair value of convertible notes	-	-	-	-	-	85,555,201	-	85,555,201

Issuance of common shares for conversion of preferred stock	-	-	-	28,000,000	2,800	(2,800)	-	-

Issuance of Series C Preferred stock	-	-	3,485,313	-	-	-	-	-

Stock compensation cost	-	-	-	-	-	50,232,202	-	50,232,202

Issuance of common stock warrants deemed dividends	-	-	-	-	-	5,983,504	(5,983,504)	-

Rounding	-	-	-	-	-	1	-	1

Net Loss	-	-	-	-	-	-	10,189,480	10,189,480

Balance at December 31, 2021	-	-	3,485,313	715,496,051	71,549	164,000,447	(160,869,525)	3,202,471

Issuance of common stock warrants for cash	-	-	-	-	-	1,000	-	1,000

Stock and warrant compensation cost	-	-	-	-	-	10,269,548	-	10,269,548

Common stock returned to the Company by Unregistered dealer	-	-	-	(10,369,205)	(1,036)	1,036	-	-

Net Loss	-	-	-	-	-	-	(12,085,528)	(12,085,528)

Balance at December 31, 2022	-	$-	$3,485,313	705,126,846	$70,513	$174,272,031	$(172,955,053)	$1,387,491

NEWHYDROGEN, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years Ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(12,085,528)	$10,189,480
Adjustment to reconcile net income(loss) to net cash
(used in) provided by operating activities
Depreciation and amortization expense	4,215	4,366
Common stock issued for services	-	149,800
Stock compensation expense	10,269,548	50,232,202
(Gain) Loss on net change in derivative liability	-	29,966,084
Amortization of debt discount recognized as interest expense	-	455,989
Gain on settlement of debt and derivative	-	(93,180,986)
(Increase) Decrease in Changes in Assets
Prepaid expenses	1,483	43,411
Increase (Decrease) in Changes in Liabilities
Accounts payable	(1,731)	1,780
Accrued expenses	-	53,388

NET CASH USED IN OPERATING ACTIVITIES	(1,812,013)	(2,084,486)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds for the sale of common stock for cash, net	-	8,784,700
Principle payments on convertible debt	-	(310,000)
Net proceeds from convertible promissory notes	-	192,000
Common stock purchase warrants for cash	1,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000	8,666,700

NET INCREASE IN CASH	(1,811,013)	6,582,214

CASH, BEGINNING OF YEAR	6,645,710	63,496

CASH, END OF YEAR	$4,834,697	$6,645,710

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$455,989
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common stock issued for convertible notes and accrued interest	$-	$205,975
Fair value of initial derivative	$-	$180,004
Fair value of convertible notes exchanged for preferred stock	$-	$85,555,204
Issurance of common stock warrants deemed dividends	$-	$5,983,504
Return of common shares	$1,036	$-

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

1.	Basis of Presentation

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

As of the year ended December 31, 2022, the Company had a loss of $12,085,528, which consisted of a non-cash amount of $10,269,548 for a net cash loss of $1,815,980. As of December 31, 2022, its accumulated deficit was $172,955,053.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2022, the cash balance in excess of the FDIC limits was $4,584,697. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Depreciation expense for the years ended December 31, 2022 and 2021 was $1,192 and $1,342, respectively.

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

	Useful Lives	12/31/2022	12/31/2021
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(21,157)	(18,134)
		$24,179	$27,202

Amortization expense for the years ended December 31, 2022 and 2021 was $3,022 and $3,022, respectively.

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

On March 1, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000. The initial exercise date of the warrants is March 1, 2024, at an exercise price of $0.0255 per share, with a termination date of March 1, 2029.

On March 15, 2022, the Company granted 5,000,000 stock options to a consultant for advisory services, at an exercise price of $0.0223 per share, and were valued using the Black Scholes model. The options expire on the tenth anniversary of the grant date. The options vest at a rate of 138,889 options per month for a thirty-six (36) month period during the term of the optionee’s consultancy with the Company. During the year ended December 31, 2022, the Company recognized $111,500 stock compensation expense in the financial statements. As of December 31, 2022, the 5,000,000 stock options were outstanding.

On April 12, 2022, the Company granted 450,000,000 stock options to its employees for services at an exercise price of $0.021. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. The vesting schedule of the 400,000,000 options are exercisable in the amount of 316,666,662 immediately, and the remaining 83,333,338 shares shall become exercisable in equal amounts over a ten (10) month period during the term of the optionee’s employment until the Option is 100% vested. The 50,000,000 options are exercisable in the amount of 19,444,446 immediately and the remaining 30,555,554 shares shall become exercisable in equal amounts over a twenty-two (22) month period during the term of the optionee’s employment until the Options is 100% vested. During the year ended December 31, 2022, the Company recognized $10,158,048 in stock compensation expense in the financial statements. As of December 31, 2022, the 450,000,000 stock options were outstanding.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of December 31, 2022, the aggregate total of 455,000,000 stock options were outstanding.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $1,095,483 and $1,221,134 for the years ended December 31, 2022 and 2021, respectively.

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

For the year the ended December 31, 2022, the Company has not included shares issuable from 455,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

For the year ended December 31, 2021, the Company has included shares issuable from 465,950,000 stock options and 223,958,334 warrants, because their impact on the income per share is dilutive.

	For the Years Ended
	December 31,
	2022	2021

Income (Loss) to common shareholders (Numerator)	$(12,085,528)	$10,189,480

Basic weighted average number of common shares outstanding (Denominator)	705,126,846	651,573,767

Diluted weighted average number of common shares outstanding (Denominator)	705,126,846	1,117,523,767

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2022, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of December 31, 2022, there were no financial instruments to report.

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

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

3.	CAPITAL STOCK

Preferred Stock December 31, 2022

As of December 31, 2022, the Company had a total of 34,853 shares of Series C Preferred Stock outstanding with a fair value of $3,485,313, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stock is entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The Series C Preferred stock has no voting rights The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014.

Preferred Stock December 31, 2021

On January 14, 2021, the Board of Directors filed a certificate of designation establishing the rights, preferences, privileges and other terms of 1,000 Series B Preferred Stock, par value $0.0001 per share, providing for supermajority voting rights to holders of Series B Preferred Stock. The shares of the Series B Preferred Stock were issued to David Lee, Chief Executive Officer, Chairman of the Board, President and acting Chief Financial Officer as consideration for his continued employment with the Company. The Series B Preferred Stock by its terms were automatically redeemed by the Company.

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

On April 14, 2021, the Board of Directors of the Company authorized the issuance of 1,000 shares of Series D Preferred Stock, par value $0.0001 per share, to David Lee, Chief Executive Officer, Chairman of the Board, President and acting Chief Financial Officer. The Series D Preferred Stock total purchase price is $0.10 for 1,000 shares of Series D Preferred Stock. The Series D Preferred stock expired on May 29, 2021. As of December 31, 2022, there were no shares of Series D outstanding.

Common Stock December 31, 2022

During the year ended December 31, 2022, the Company issued 5,000,000 common stock purchase warrants for cash in the amount of $1,000.

During the year ended December 31, 2022, the Company had 10,369,205 shares of common stock returned due to the investor being an unregistered dealer.

Common Stock December 31, 2021

During the year ended December 31, 2021, the Company issued an aggregate of 52,000,000 shares of common stock and separate pre-funded warrants to purchase up to 31,333,334 shares of common stock, plus warrants to purchase up to 83,333,334 at an exercise price of $0.06 per share.

During the year ended December 31, 2021, the Company issued 65,000,000 shares of common stock and separate pre-funded warrants to purchase up to 60,000,000 shares of common stock, plus warrants to purchase up to 125,000,000 at an exercise price of $0.04 per shares.

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

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

4.	STOCK OPTIONS AND WARRANTS

Stock Options

During the year ended December 31, 2022, the Company granted stock options in the amount of 455,000,000. (See Note 2).

	12/31/2022		12/31/2021
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	465,950,000	$0.0350	15,950,000	$0.230
Granted	455,000,000	$0.0210	450,000,000	$0.028
Exercised	-	-	-	-
Expired/Cancelled	(465,950,000)	$0.0350
Outstanding as of the end of the periods	455,000,000	$0.0210	465,950,000	$0.035
Exercisable as of the end of the periods	424,547,787	$0.0296	313,172,222	$0.039

The weighted average remaining contractual life of options outstanding as of December 31, 2022 was as follows:

12/31/2022				12/31/2021
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
				$0.09	2,450,000	2,450,000	0.98
$0.223	5,000,000	1,328,767	2.21	$0.26	13,500,000	13,500,000	0.93
$0.021	450,000,000	423,219,020	6.28	$0.028	450,000,000	297,222,222	6.50
	455,000,000	424,547,787			465,950,000	313,172,222

The stock-based compensation expense recognized in the statement of operations during the year ended December 31, 2022 related to these options was $10,269,548.

As of December 31, 2022, there was no intrinsic value with regards to the outstanding options.

Warrants

During the year ended December 31, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000.

During the years ended December 31, 2022 and 2021, the outstanding warrants were as follows:

	12/31/2022		12/31/2021
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	223,958,334	$0.0488	-	-
Granted			223,958,334	$0.0488
Purchased	5,000,000	$0.0255	-	-
Outstanding as of the end of the periods	228,958,334	$0.0483	223,958,334	$0.0488
Exercisable as of the end of the periods	228,958,334	$0.0483	223,958,334	$0.0488

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of the warrants outstanding as of December 31, 2022 was as follows:

12/31/2022
Exercisable Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0255	5,000,000	5,000,000	4.21
$0.04	125,000,000	125,000,000	3.27
$0.05	9,375,000	9,375,000	3.26
$0.06	83,333,334	83,333,334	3.57
$0.075	6,250,000	6,250,000	3.57
	228,958,334	228,958,334

During the period, the Company recognized warrant compensation at fair value in the amount $116,102.

5.	COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2022, there were no legal proceedings against the Company.

6.	INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2019.

Included in the balance at December 31, 2022, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2022, the Company did not recognize interest and penalties.

As of December 31, 2022, the Company had net operating loss carry forwards of approximately $13,521,000 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2022 and 2021 due to the following:

	2022	2021

Book Income (Loss)	(2,537,960)	8,708,325

Non-deductible expenses	2,156,530	(9,153,124)

Valuation Allowance	381,430	444,799

Income tax expense	$-	$-

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

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

6.	INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2022 and 2021:

	2022	2021
Deferred tax assets:
NOL carryover	(2,839,510)	(2,501,390)
R & D credit	620,005	407,660
Depreciation	10,735	10,735

Deferred tax liabilities:		-

Less Valuation Allowance	2,208,770	2,082,995

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

7.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has no subsequent events to report.

