Form 10-Q
period 2023-03-31
NewHydrogen, Inc.
filed 2023-05-09
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock issued and outstanding as of May 9, 2023 was 705,126,846.

NEWHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

CONDENSED BALANCE SHEET

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,640,377	$4,834,697
Prepaid expenses	48,708	10,540

TOTAL CURRENT ASSETS	4,689,085	4,845,237

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(34,829)	(34,558)

NET PROPERTY AND EQUIPMENT	2,396	2,667

OTHER ASSETS
Patents, net of amortization of $21,912 and $21,157, respectively	23,424	24,179
Deposit	770	770

TOTAL OTHER ASSETS	24,194	24,949

TOTAL ASSETS	$4,715,675	$4,872,853

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$146	$49

TOTAL CURRENT LIABILITIES	146	49

COMMITMENTS AND CONTINGENCIES (See Note 9)	-	-

Series C Convertible Preferred Stock, 34,853 and 34,853 shares outstanding, respectively, redeemable value of $3,485,313 and $3,485,313, respectively	3,485,313	3,485,313

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 705,126,846 and 705,126,846 shares issued and outstanding, respectively	70,513	70,513
Preferred treasury stock, 0 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	175,746,256	174,272,031
Accumulated deficit	(174,586,553)	(172,955,053)

TOTAL SHAREHOLDERS’ EQUITY	1,230,216	1,387,491

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,715,675	$4,872,853

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,615,938	2,580,059
Research and development	15,000	220,546
Depreciation and amortization	1,026	1,091

TOTAL OPERATING EXPENSES	1,631,964	2,801,696

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(1,631,964)	(2,801,696)

OTHER INCOME/(EXPENSES)
Interest income	464	634

TOTAL OTHER INCOME (EXPENSES)	464	634

NET INCOME (LOSS)	$(1,631,500)	$(2,801,062)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	705,126,846	715,496,051

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2022
						Additional
	Preferred Stock			Common Stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	-	-	$3,485,313	715,496,051	$71,549	$164,000,447	(160,869,525)	3,202,471

Issuance of common stock warrants for cash	-	-	-	-	-	1,000	-	1,000

Stock and warrant compensation cost	-	-	-	-	-	2,379,325	-	2,379,325

Net Loss	-	-	-	-	-	-	(2,801,062)	(2,801,062)

Balance at March 31, 2022 (unaudited)	-	$-	$3,485,313	715,496,051	$71,549	$166,380,772	$(163,670,587)	$2,781,734

	THREE MONTHS ENDED MARCH 31, 2023
						Additional
	Preferred Stock			Common Stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	-	$-	3,485,313	705,126,846	$70,513	$174,272,031	$(172,955,053)	$1,387,491

Stock and warrant compensation cost	-	-	-	-	-	1,474,225	-	1,474,225

Net Loss	-	-	-	-	-	-	(1,631,500)	(1,631,500)

Balance at March 31, 2023 (unaudited)	-	$-	$3,485,313	705,126,846	$70,513	$175,746,256	$(174,586,553)	$1,230,216

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,631,500)	$(2,801,062)
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	1,026	1,091
Common stock issued for services	-	-
Stock compensation expense	1,474,225	2,379,325
(Increase) Decrease in Changes in Assets
Prepaid expenses	(38,168)	(39,189)
Increase (Decrease) in Changes in Liabilities
Accounts payable	97	1,389

NET CASH USED IN OPERATING ACTIVITIES	(194,320)	(458,446)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock purchase warrants for cash	-	1,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,000

NET INCREASE IN CASH	(194,320)	(457,446)

CASH, BEGINNING OF PERIOD	4,834,697	6,645,710

CASH, END OF PERIOD	$4,640,377	$6,188,264

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the December 31, 2022.

Going Concern Substantial Doubt Alleviated

As of the three months ended March 31, 2023, the Company had a loss of $1,631,500, which consisted of a non-cash amount of $1,474,225 for a net cash loss of $157,275. As of March 31, 2023, its accumulated deficit was $174,586,553.

Management believes the Company’s present cash flows will enable it to meet its obligations for twenty-four months from the date of these financial statements. Management will continue to assess its operational needs and seek additional financing as needed to fund its operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The condensed unaudited financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2023, the cash balance in excess of the FDIC limits was $4,390,377. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Depreciation expense for the three months ended March 31, 2023 and 2022 were $271 and $336, respectively.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

	Useful Lives	3/31/2023	12/31/2022
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(21,912)	(21,157)
		$23,424	$24,179

Amortization expense for the three months ended March 31, 2023 and 2022 was $755 and $755, respectively.

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

On March 15, 2022, the Company granted 5,000,000 stock options to a consultant for advisory services. The options vest at a rate of 138,889 options per month for a thirty-six (36) month period during the term of the optionee’s consultancy with the Company. As of March 31, 2023, the 5,000,000 stock options were outstanding.

On April 12, 2022, the Company granted 450,000,000 stock options to its employees for services at an exercise price of $0.021. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. The vesting schedule of the 400,000,000 options are exercisable in the amount of 316,666,662 immediately, and the remaining 83,333,338 shares shall become exercisable in equal amounts over a ten (10) month period during the term of the optionee’s employment until the Option is 100% vested. The 50,000,000 options are exercisable in the amount of 19,444,446 immediately and the remaining 30,555,554 shares shall become exercisable in equal amounts over a twenty-two (22) month period during the term of the optionee’s employment until the Options is 100% vested. As of March 31, 2023, the 450,000,000 stock options were outstanding.

On March 20, 2023, the Company granted 50,000,000 shares of stock options, to purchase the total number of shares of common stock equal to the number of option shares at the exercise price of $0.0137 per share. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The 50,000,000 shares subject to the options, have a six-month cliff, whereby 8,333,333 shall become vested and exercisable on September 19, 2023 and the remaining 41,666,667 shall become exercisable in equal amounts over a thirty (30) month period during the term of the participant’s employment until the option is 100% vested. The unvested portion of the option will not be exercisable on or after the termination of continuous service.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of March 31, 2023, the aggregate total of 505,000,000 stock options were outstanding.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $15,000 and $220,546 for the three months ended March 31, 2023 and 2022, respectively.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

For the three months ended March 31, 2023, the Company has not included shares issuable from 505,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

For the three months ended March 31, 2022, the Company has included shares issuable from 468,500,000 stock options and 228,958,334 warrants, because their impact on the income per share is dilutive.

	For the Three Months Ended
	March 31,
	2023	2022

Income (Loss) to common shareholders (Numerator)	$(1,631,500)	$(2,801,062)

Basic weighted average number of common shares outstanding (Denominator)	705,126,846	715,496,051

Diluted weighted average number of common shares outstanding (Denominator)	705,126,846	715,496,051

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2023, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of March 31, 2023, there were no financial instruments to report.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

3. CAPITAL STOCK

Preferred Stock March 31, 2023 and 2022

As of March 31, 2023, the Company had a total of 34,853 shares of Series C Preferred Stock outstanding with a fair value of $3,485,313, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stocks are entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

Common Stock March 31, 2023

During the three months ended March 31, 2023, the Company did not issue any common stocks.

Common Stock March 31, 2022

During the three months ended March 31, 2022, the Company issued 5,000,000 common stock purchase warrants for cash in the amount of $1,000.

During the three months ended March 31, 2022, the Company issued 5,000,000 common stock purchase warrants for cash in the amount of $1,000.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

4. STOCK OPTIONS AND WARRANTS

Stock Options

During the three months ended March 31, 2023, the Company granted stock options in the amount of 50,000,000. (See Note 2).

	3/31/2023		3/31/22
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	455,000,000	$0.0296	465,950,000	$0.0350
Granted	50,000,000	$0.0137	5,000,000	$0.0210
Exercised	-	-	-	-
Expired/Cancelled	-	-	(2,450,000)	(0.090)
Outstanding as of the end of the periods	505,000,000	$0.0259	468,500,000	$0.0346
Exercisable as of the end of the periods	435,959,666	$0.0296	323,889,610	$0.0377

The weighted average remaining contractual life of options outstanding as of March 31 2023 and 2022 was as follows:

3/31/2023				3/31/2022
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0137	50,000,000	-		$-	-	-	-
$-	-	-	-	$0.26	13,500,000	13,500,000	0.42
$0.223	5,000,000	1,739,726	1.96	$0.223	5,000,000	5,000,000	2.21
$0.021	450,000,000	434,219,940	6.04	$0.028	450,000,000	297,222,222	6.29
	505,000,000	435,959,666			468,500,000	323,889,610

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2023 and 2022, were $1,474,225 and $2,379,325, respectively.

As of March 31, 2023, there was no intrinsic value with regards to the outstanding options.

Warrants

As of March 31, 2023, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000.

As of March 31, 2023 and 2022, the outstanding warrants were as follows:

	3/31/2023		3/31/2022
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	228,958,334	$0.0488	223,958,334	$0.0488
Granted	-	-	-	-
Purchased	-	-	5,000,000	$0.0255
Outstanding as of the end of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Exercisable as of the end of the periods	228,958,334		228,958,334

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

4. STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of the warrants outstanding as of March 31, 2023 was as follows:

3/31/23
Exercisable Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0255	5,000,000	5,000,000	4.21
$0.04	125,000,000	125,000,000	3.27
$0.05	9,375,000	9,375,000	3.26
$0.06	83,333,334	83,333,334	3.57
$0.075	6,250,000	6,250,000	3.57
	228,958,334	228,958,334

There was no warrant compensation recognized as of March 31, 2023.

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

As of March 31, 2023, there were no legal proceedings against the Company.

6. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has no subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis and Results of Operations” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 10, 2023, and in other reports filed by us with the SEC.

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

Recent Transactions

Director Departure

On March 11, 2023, Spencer Hall notified the Company of his decision to resign as a director of the Company effective March 11, 2023. Mr. Hall’s resignation was not the result of any disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

Appointment of New Officer and Director

On March 14, 2023, we appointed Mr. Steve Hill as the Vice President and a Director of the Company, effective as of March 20, 2023. On March 11, 2023, we entered into an employment offer letter with Mr. Hill (the “Employment Offer Agreement”). Pursuant to the terms of the Employment Offer Agreement, Mr. Hill is entitled to an annual base salary of $250,000. Mr. Hill will also receive 50,000,000 stock options, each to vest over a three-year period and subject to a six-month cliff.

Named Executive Officer Base Salary Adjustment

On March 14, 2023, the Board approved an increase to the base salary of David Lee, the Company’s Chief Executive Officer, resulting in a base salary of $300,000, effective March 1, 2023.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2023, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $964,121 to $1,615,938 for the three months ended March 31, 2023, compared to $2,580,059 for the prior period ended March 31, 2022. The primary decrease in G&A expenses was the result of a decrease in fair value of non-cash stock compensation of $905,100, a decrease in professional fees in the amount of $18,442, a decrease in salaries of $29,135, with an overall decrease in G&A expenses of $11,444.

Research and Development

Research and Development (“R&D”) expenses decreased by $205,546 to $15,000 for the three months ended March 31, 2023, compared to $220,546 for the prior period ended March 31, 2022. This overall decrease in R&D expenses was the result of a decrease in outside research fees.

Depreciation

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $1,026 and $1,091, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $170 to $464 for the three months ended March 31, 2023, compared to $634 for the prior period ended March 31, 2022. The decrease in other income and (expenses) was the result of a decrease in interest income of $170. The decrease in other income and (expenses) was primarily due to the net change in interest income.

Net Income (Loss)

Our net loss for the three months ended March 31, 2023 was $1,631,500, compared to $2,801,062 for the prior period ended March 31, 2022. The decrease in net loss was due to a decrease in non-cash other income associated with the net change in stock option expense in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended March 31, 2023, we did not generate any revenues, and recognized a net loss of $1,631,500, due to a change in non-cash stock compensation, and cash of $194,320 used in operations. As of March 31, 2023, we had working capital of $4,688,939 and a shareholders’ equity of $1,230,216.

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

As of March 31, 2023, we had working capital of $4,688,939 compared to $4,845,188 for the year ended December 31, 2022. This decrease in working capital was due primarily to a decrease in cash.

During the three months ended March 31, 2023, we used $194,320 of cash for operating activities, as compared to $458,446 for the prior period ended March 31, 2022. The decrease in the use of cash for operating activities for the current period was a result of a decrease in professional fees and research and development cost.

Net cash provided from equity financing activities was $0 for the three months ended March 31, 2023, as compared to $1,000 for the prior period ended March 31, 2022. The decrease was due to less equity financing during the current period. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2022, expressed substantial doubt about our ability to continue as a going concern without additional capital becoming available. Our financial statements as of March 31, 2023 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2023, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s annual report on Form 10-K filed on March 10, 2023.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 9, 2023.

NEWHYDROGEN, INC.

By:	/s/ David Lee
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

