Form 10-Q
period 2023-06-30
NewHydrogen, Inc.
filed 2023-08-07
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

The number of shares of registrant’s common stock issued and outstanding as of August 4, 2023 was 705,126,846.

NEWHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

CONDENSED BALANCE SHEET

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,412,599	$4,834,697
Prepaid expenses	31,833	10,540

TOTAL CURRENT ASSETS	4,444,432	4,845,237

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(35,100)	(34,558)

NET PROPERTY AND EQUIPMENT	2,125	2,667

OTHER ASSETS
Patents, net of amortization of $22,668 and $21,157, respectively	22,668	24,179
Deposit	770	770

TOTAL OTHER ASSETS	23,438	24,949

TOTAL ASSETS	$4,469,995	$4,872,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other payable	$17,586	$49

TOTAL CURRENT LIABILITIES	17,586	49

COMMITMENTS AND CONTINGENCIES (See Note 9)	-	-

Series C Convertible Preferred Stock, 34,853 and 34,853 shares outstanding, respectively, redeemable value of $3,485,313 and $3,485,313, respectively	3,485,313	3,485,313

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 705,126,846 and 715,496,051 shares issued and outstanding, respectively	70,513	70,513
Additional paid in capital	176,144,754	174,272,031
Accumulated deficit	(175,248,171)	(172,955,053)

TOTAL SHAREHOLDERS’ EQUITY	967,096	1,387,491

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,469,995	$4,872,853

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	651,040	3,229,645	2,266,978	5,809,704
Research and development	10,000	230,546	25,000	451,092
Depreciation and amortization	1,027	1,070	2,053	2,161

TOTAL OPERATING EXPENSES	662,067	3,461,261	2,294,031	6,262,957

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(662,067)	(3,461,261)	(2,294,031)	(6,262,957)

OTHER INCOME/(EXPENSES)
Interest income	449	601	913	1,235

TOTAL OTHER INCOME (EXPENSES)	449	601	913	1,235

NET INCOME (LOSS)	$(661,618)	$(3,460,660)	$(2,293,118)	$(6,261,722)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	705,126,846	715,496,051	705,126,846	715,496,051

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2022
	Preferred Stock			Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	-	-	$3,485,313	715,496,051	$71,549	$164,000,447	(160,869,525)	3,202,471

Issuance of common stock warrants for cash	-	-	-	-	-	1,000	-	1,000

Stock and warrant compensation cost	-	-	-	-	-	5,423,031	-	5,423,031

Net Loss	-	-	-	-	-	-	(6,261,722)	(6,261,722)

Balance at June 30, 2022 (unaudited)	-	$-	$3,485,313	715,496,051	$71,549	$169,424,478	$(167,131,247)	$2,364,780

	SIX MONTHS ENDED JUNE 30, 2023
	Preferred Stock			Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	-	$-	3,485,313	705,126,846	$70,513	$174,272,031	$(172,955,053)	$1,387,491

Stock compensation cost	-	-	-	-	-	1,872,723	-	1,872,723

Net Loss	-	-	-	-	-	-	(2,293,118)	(2,293,118)

Balance at June 30, 2023 (unaudited)	-	$-	$3,485,313	705,126,846	$70,513	$176,144,754	$(175,248,171)	$967,096

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,293,118)	$(6,261,722)
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	2,053	2,161
Stock compensation expense	1,872,723	5,423,031
(Increase) Decrease in Changes in Assets
Prepaid expenses	(21,293)	(27,838)
Increase (Decrease) in Changes in Liabilities
Accounts payable	17,537	(1,779)

NET CASH USED IN OPERATING ACTIVITIES	(422,098)	(866,147)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock purchase warrants for cash	-	1,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,000

NET INCREASE IN CASH	(422,098)	(865,147)

CASH, BEGINNING OF PERIOD	4,834,697	6,645,710

CASH, END OF PERIOD	$4,412,599	$5,780,563

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the December 31, 2022.

Going Concern Substantial Doubt Alleviated

As of the six months ended June 30, 2023, the Company had a loss of $2,293,118, which consisted of a non-cash amount of $1,872,723 for a net cash loss of $420,395. As of June 30, 2023, its accumulated deficit was $175,248,171.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2023, the cash balance in excess of the FDIC limits was $4,162,599. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Depreciation expense for the six months ended June 30, 2023 and 2022 were $542 and $2,161, respectively.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

	Useful Lives	6/30/2023	12/31/2022
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(22,668)	(21,157)
		$22,668	$24,179

Amortization expense for the six months ended June 30, 2023 and 2022 was $1,511 and $1,511, respectively.

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

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On March 1, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000.

On March 15, 2022, the Company granted 5,000,000 stock options to a consultant for advisory services. The options vest at a rate of 138,889 options per month for a thirty-six (36) month period during the term of the optionee’s consultancy with the Company. As of June 30, 2023, the 5,000,000 stock options were outstanding.

On April 12, 2022, the Company granted an aggregate of 450,000,000 stock options to its employees for services at an exercise price of $0.021. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. The 400,000,000 options are exercisable in the amount of 316,666,662 are exercisable upon grant, and the remaining 83,333,338 shares are exercisable in equal amounts over a ten (10) month period during the term of the optionee’s employment until the Option is 100% vested. The 50,000,000 options are exercisable in the amount of 19,444,446 are exercisable upon grant and the remaining 30,555,554 shares are exercisable in equal amounts over a twenty-two (22) month period during the term of the optionee’s employment until the Options is 100% vested. On March 11, 2023, one of the employees separated from the Company and 50,000,000 options were cancelled as of June 11, 2023. As of June 30, 2023, the other 400,000,000 stock options remain outstanding.

On March 20, 2023, the Company granted 50,000,000 shares of stock options, to purchase the total number of shares of common stock equal to the number of option shares at the exercise price of $0.0137 per share. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The 50,000,000 shares subject to the options, have a six-month cliff, whereby 8,333,333 shall become vested and exercisable on September 19, 2023 and the remaining 41,666,667 shall become exercisable in equal amounts over a thirty (30) month period during the term of the participant’s employment until the option is 100% vested. The unvested portion of the option will not be exercisable on or after the termination of continuous service. As of June 30, 2023, 50,000,000 stock options remain outstanding.

On May 9, 2023, the Company granted 5,000,000 shares of stock options to a consultant, with an exercise price of $0.0126, and an expiration date of May 31, 2033. The Options vest over a thirty-six (36) month period from June 1, 2023, with 833,360 options vesting on November 30, 2023, and 138,888 options vested at the end of each month from the end of the seventh month through May 31, 2026. As of June 30, 2023, 5,00,000 stock options remain outstanding.

On June 15, 2023, the Company granted 100,000,000 shares of stock options to two employees of the Company, with an exercise price of $0.0121, and an expiration date of June 15, 2030. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The grant of the options was made in consideration of the services rendered and to be rendered by the employees to the Company. The 100,000,000 options vest and are exercisable in four (4) separate tranches based on performance as follows: (a) Tranche I -12,500,000 shares shall become vested and exercisable if the Company files an S-3 registration statement with the Securities and Exchange Commission (SEC) and it is declared effective by the SEC; (b) Tranche II – 12,500,000 shares shall become vested and exercisable if the Company’s shares are traded on a national securities exchange; (c) Tranche III – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceeds $100,000 per day over any 20 consecutive trade days; and (d) Tranche IV – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceed $200,000 per day over any 20 consecutive trade days. As of June 30, 2023, none of the performance milestones were met and the options remain unvested. As of June 30, 2023, 100,000,000 shares remain outstanding.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of June 30, 2023, the aggregate total of 560,000,000 stock options were outstanding.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $25,000 and $451,092 for the six months ended June 30, 2023 and 2022, respectively.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

For the six months ended June 30, 2023, the Company has not included shares issuable from 560,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

For the three months ended June 30, 2022, the Company has not included shares issuable from 468,500,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

	For the Six Months Ended
	June 30,
	2023	2022

Income (Loss) to common shareholders (Numerator)	$(2,293,118)	$(6,261,722)

Basic weighted average number of common shares outstanding (Denominator)	705,126,846	715,496,051

Diluted weighted average number of common shares outstanding (Denominator)	705,126,846	715,496,051

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2023, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. As of June 30, 2023, there were no financial instruments to report.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3. CAPITAL STOCK

Preferred Stock June 30, 2023 and 2022

As of June 30, 2023, the Company had a total of 34,853 shares of Series C Preferred Stock outstanding with a fair value of $3,485,313, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stocks are entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

Common Stock June 30, 2023 and 2022

During the six months ended June 30, 2023, the Company did not issue any common stocks.

4. STOCK OPTIONS AND WARRANTS

Stock Options

During the six months ended June 30, 2023, the Company granted stock options in the amount of 155,000,000. (See Note 2).

	6/30/2023		6/30/22
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	455,000,000	$0.0296	465,950,000	$0.0385
Granted	155,000,000	$0.0126	455,000,000	$0.0210
Exercised	-	-	-	-
Expired/Cancelled	(50,000,000)	-	(452,450,000)	(0.0283)
Outstanding as of the end of the periods	560,000,000	$0.0172	468,500,000	$0.0279
Exercisable as of the end of the periods	402,294,144	$0.0210	378,265,187	$0.0296

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

4. STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of June 30, 2023 and 2022 was as follows:

6/30/2023				6/30/2022
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0137	50,000,000	-	6.72	$-	-	-	-
$0.0126	5,000,000	138,893	9.93	$-	-	-	-
$0.0121	100,000,000	-	6.96	$-	-	-	-
$-	-	-	-	$0.26	13,500,000	13,500,000	0.18
$0.0223	5,000,000	2,155,251	1.71	$0.223	5,000,000	488,584	2.71
$0.0210	400,000,000	400,000,000	5.79	$0.028	450,000,000	362,276,603	6.79
	560,000,000	402,294,144			468,500,000	376,265,187

The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2023 and 2022, were $1,872,723 and $5,423,031, respectively.

As of June 30, 2023, there was no intrinsic value with regards to the outstanding options.

Warrants

As of June 30, 2023, the Company issued no common stock purchase warrants during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000.

As of June 30, 2023 and 2022, the outstanding warrants were as follows:

	6/30/2023		6/30/2022
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	228,958,334	$0.0488	223,958,334	$0.0488
Granted	-	-	-	-
Purchased	-	-	5,000,000	$0.0255
Outstanding as of the end of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Exercisable as of the end of the periods	228,958,334		228,958,334

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

4. STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of the warrants outstanding as of June 30, 2023 was as follows:

6/30/23
Exercisable Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0255	5,000,000	5,000,000	3.71
$0.04	125,000,000	125,000,000	2.77
$0.05	9,375,000	9,375,000	2.76
$0.06	83,333,334	83,333,334	3.08
$0.075	6,250,000	6,250,000	3.08
	228,958,334	228,958,334

There was no warrant compensation recognized as of June 30, 2023.

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

On May 30, 2023, the Company amended the agreement dated March 15, 2022 entered into with a consultant regarding an advisory agreement for services of various aspects of the Company’s business, including but not limited to technology, business development, and product development. The Company granted 5,000,000 common stock options, vesting at a rate of 138,889 options per month for thirty-six (36) months of consecutive service to the Company., In lieu of a fixed monthly cash compensation of $5,000, the Company will provide the Advisor with a cash compensation based on an hourly rate of $200 for the services specifically requested by the Company. This amendment shall be effective on June 15, 2023, and will continue on a month-to-month basis until terminated at the earlier of March 15, 2025, or any time by either party with a 5-day written notice from on party to the other. All other items in the Advisory agreement dated March 15, 2022, remain effective subject to the termination claim above.

As of June 30, 2023, there were no legal proceedings against the Company.

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

Recent Transactions

Resignation of Chief Executive Officer

On June 15, 2023, Mr. David Lee resigned from his position as Chief Executive Officer of the Company. Mr. Lee will continue to serve as the Company’s President, Acting Chief Financial Officer and Chairman of the board of directors.

Appointment of New Chief Executive Officer

On June 15, 2023, the Company appointed Mr. Steven Hill as Chief Executive Officer of the Company. Mr. Hill was appointed as Vice President and a Director of the Company in March 2023.

Research Agreement

On June 28, 2023, we entered into a Research Agreement (the “Agreement”) with The Regents of the University of California (the “University”), on behalf of its Santa Barbara Campus. Pursuant to the Agreement, the University will perform certain research with respect to Thermochemical Water Splitting for Hydrogen Production from Water. The Agreement provides that the research will be completed under the direction of Professors Phillip Christopher and Eric McFarland, who will serve as principal Investigators. The Agreement also sets forth the rights to any data or information developed by the University under the Agreement, as well as the ownership of any patentable developments or discoveries arising from the Agreement. The effective date of the Agreement is August 1, 2023 and the term of the Agreement runs through July 31, 2025.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the six months ended June 30, 2023, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $2,578,605 to $651,040 for the three months ended June 30, 2023, compared to $3,229,645 for the prior period ended June 30, 2022. The primary decrease in G&A expenses was the result of a decrease in fair value of non-cash stock compensation of $2,645,209, with an overall increase in G&A expenses of $66,604.

Research and Development

Research and Development (“R&D”) expenses decreased by $220,546 to $10,000 for the three months ended June 30, 2023, compared to $230,546 for the prior period ended June 30, 2022. This overall decrease in R&D expenses was the result of a decrease in outside research fees.

Depreciation

Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $1,027 and $1,070, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $151 to $449 for the three months ended June 30, 2023, compared to $601 for the prior period ended June 30, 2022. The decrease in other income and (expenses) was the result of a decrease in interest income of $151. The decrease in other income and (expenses) was primarily due to the net change in interest income.

Net Income (Loss)

Our net loss for the three months ended June 30, 2023 was $661,618, compared to $3,460,660 for the prior period ended June 30, 2022. The decrease in net loss was due to a decrease in non-cash other income associated with the net change in stock option expense in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations – Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $3,542,726 to $2,266,978 for the six months ended June 30, 2023, compared to $5,809,704 for the prior period ended June 30, 2022. The primary decrease in G&A expenses was the result of a decrease in fair value of non-cash stock compensation of $3,550,308, with an overall increase in G&A expenses of $7,582.

Research and Development

Research and Development (“R&D”) expenses decreased by $426,092 to $25,000 for the six months ended June 30, 2023, compared to $451,092 for the prior period ended June 30, 2022. This overall decrease in R&D expenses was the result of a decrease in outside research fees.

Depreciation

Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 was $2,053 and $2,161, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $322 to $913 for the six months ended June 30, 2023, compared to $1,235 for the prior period ended June 30, 2022. The decrease in other income and (expenses) was the result of a decrease in interest income of $322. The decrease in other income and (expenses) was primarily due to the net change in interest income.

Net Income (Loss)

Our net loss for the six months ended June 30, 2023 was $2,293,118, compared to $6,261,722 for the prior period ended June 30, 2022. The majority of the decrease in net loss was due to a decrease in non-cash other income associated with the net change in stock option expense in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended June 30, 2023, we did not generate any revenues, and recognized a net loss of $2,293,118, due to a change in non-cash stock compensation, and cash of $422,098 used in operations. As of June 30, 2023, we had working capital of $4,426,846 and a shareholders’ equity of $967,096.

Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due and will allow the development of our core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt-financing or cause substantial dilution for our stockholders, in case of equity financing.

As of June 30, 2023, we had working capital of $4,426,846 compared to $4,845,188 for the year ended December 31, 2022. This decrease in working capital was due primarily to a decrease in cash.

During the six months ended June 30, 2023, we used $422,098 of cash for operating activities, as compared to $866,147 for the prior period ended June 30, 2022. The decrease in the use of cash for operating activities for the current period was a result of a decrease in professional fees and research and development cost.

Net cash provided from equity financing activities was $0 for the six months ended June 30, 2023, as compared to $1,000 for the prior period ended June 30, 2022. The decrease was due to less equity financing during the current period. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2022, expressed substantial doubt about our ability to continue as a going concern without additional capital becoming available. Our financial statements as of June 30, 2023 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twenty-four months. Management estimates that it will require additional cash resources during 2025, based upon its current operating plan and condition. We expect increased expenses during the third quarter of 2023 as we ramp up prototyping efforts for electrolyzer incorporating our catalyst technology as well as commence an additional related technology program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2023, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Research Agreement with The Regents of the University of California, dated August 1, 2023 (filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 3, 2023).
31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).
31.2	Certification by Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
EX-101.INS	Inline XBRL Instance Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 7, 2023.

NEWHYDROGEN, INC.

By:	/s/ Steven Hill
Chief Executive Officer
(Principal Executive Officer

By:	/s/ David Lee
Chairman, President and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

