Form 10-Q
period 2023-09-30
NewHydrogen, Inc.
filed 2023-11-08
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

The number of shares of registrant’s common stock issued and outstanding as of November 1, 2023 was 705,126,846.

NEWHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

CONDENSED BALANCE SHEET

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,043,808	$4,834,697
Prepaid expenses	23,455	10,540

TOTAL CURRENT ASSETS	4,067,263	4,845,237

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(35,371)	(34,558)

NET PROPERTY AND EQUIPMENT	1,854	2,667

OTHER ASSETS
Patents, net of amortization of $23,423 and $21,157, respectively	21,913	24,179
Deposit	770	770

TOTAL OTHER ASSETS	22,683	24,949

TOTAL ASSETS	$4,091,800	$4,872,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other payable	$11,377	$49

TOTAL CURRENT LIABILITIES	11,377	49

COMMITMENTS AND CONTINGENCIES (See Note 9)	-	-

Series C Convertible Preferred Stock, 34,853 and 34,853 shares outstanding, respectively, redeemable value of $3,485,313 and $3,485,313, respectively	3,485,313	3,485,313

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 705,126,846 and 715,496,051 shares issued and outstanding, respectively	70,513	70,513
Additional paid in capital	176,212,860	174,272,031
Accumulated deficit	(175,688,263)	(172,955,053)

TOTAL SHAREHOLDERS’ EQUITY	595,110	1,387,491

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,091,800	$4,872,853

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	350,548	2,594,347	2,617,526	8,404,052
Research and development	88,939	230,546	113,939	681,637
Depreciation and amortization	1,027	1,027	3,080	3,188

TOTAL OPERATING EXPENSES	440,514	2,825,920	2,734,545	9,088,877

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(440,514)	(2,825,920)	(2,734,545)	(9,088,877)

OTHER INCOME/(EXPENSES)
Interest income	421	1,295	1,335	2,530

TOTAL OTHER INCOME (EXPENSES)	421	1,295	1,335	2,530

NET INCOME (LOSS)	$(440,093)	$(2,824,625)	$(2,733,210)	$(9,086,347)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	705,126,846	705,126,846	705,126,846	705,126,846

NEWHYDROGEN, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

	NINE MONTHS ENDED SEPTEMBER 30, 2022
	Preferred Stock			Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	-	-	$3,485,313	715,496,051	$71,549	$164,000,447	(160,869,525)	3,202,471

Issuance of common stock warrants for cash	-	-	-	-	-	1,000	-	1,000

Common stock returned to the Company by unregistered dealer	-	-	-	(10,369,205)	(1,036)	1,036	-	-

Stock and warrant compensation cost	-	-	-	-	-	7,846,290	-	7,846,290

Net Loss	-	-	-	-	-	-	(9,086,347)	(9,086,347)

Balance at September 30, 2022 (unaudited)	-	$-	$3,485,313	705,126,846	$70,513	$171,848,773	$(169,955,872)	$1,963,414

	NINE MONTHS ENDED SEPTEMBER 30, 2023
	Preferred Stock			Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	-	$-	3,485,313	705,126,846	$70,513	$174,272,031	$(172,955,053)	$1,387,491

Stock compensation cost	-	-	-	-	-	1,940,829	-	1,940,829

Net Loss	-	-	-	-	-	-	(2,733,210)	(2,733,210)

Balance at September 30, 2023 (unaudited)	-	$-	$3,485,313	705,126,846	$70,513	$176,212,860	$(175,688,263)	$595,110

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,733,210)	$(9,086,347)
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	3,079	3,188
Stock compensation expense	1,940,829	7,846,290
(Increase) Decrease in Changes in Assets
Prepaid expenses	(12,915)	(11,641)
Increase (Decrease) in Changes in Liabilities
Accounts payable	11,328	(1,539)

NET CASH USED IN OPERATING ACTIVITIES	(790,889)	(1,250,049)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock purchase warrants for cash	-	1,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,000

NET INCREASE IN CASH	(790,889)	(1,249,049)

CASH, BEGINNING OF PERIOD	4,834,697	6,645,710

CASH, END OF PERIOD	$4,043,808	$5,396,661

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the December 31, 2022.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2023, the cash balance in excess of the FDIC limits was $3,793,808. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computer equipment	5 Years
Machinery and equipment	10 Years

Depreciation expense for the nine months ended September 30, 2023 and 2022 were $813 and $921, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	9/30/2023	12/31/2022
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(23,423)	(21,157)
		$21,913	$24,179

Amortization expense for the nine months ended September 30, 2023 and 2022 was $2,267 and $2,267, respectively.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On March 15, 2022, the Company granted 5,000,000 stock options to a consultant for advisory services. The options vest at a rate of 138,889 options per month for a thirty-six (36) month period during the term of the optionee’s consultancy with the Company. As of September 30, 2023, the 5,000,000 stock options were outstanding.

On April 12, 2022, the Company granted an aggregate of 450,000,000 stock options to its employees for services at an exercise price of $0.021. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. The 400,000,000 options are exercisable in the amount of 316,666,662 are exercisable upon grant, and the remaining 83,333,338 shares are exercisable in equal amounts over a ten (10) month period during the term of the optionee’s employment until the Option is 100% vested. The 50,000,000 options are exercisable in the amount of 19,444,446 are exercisable upon grant and the remaining 30,555,554 shares are exercisable in equal amounts over a twenty-two (22) month period during the term of the optionee’s employment until the Options is 100% vested. On March 11, 2023, one of the employees separated from the Company and 50,000,000 options were cancelled as of June 11, 2023. As of September 30, 2023, the other 400,000,000 stock options remain outstanding.

On March 20, 2023, the Company granted 50,000,000 shares of stock options, to purchase the total number of shares of common stock equal to the number of option shares at the exercise price of $0.0137 per share. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The 50,000,000 shares subject to the options, have a six-month cliff, whereby 8,333,333 shall become vested and exercisable on September 19, 2023 and the remaining 41,666,667 shall become exercisable in equal amounts over a thirty (30) month period during the term of the participant’s employment until the option is 100% vested. The unvested portion of the option will not be exercisable on or after the termination of continuous service. As of September 30, 2023, 50,000,000 stock options remain outstanding.

On May 9, 2023, the Company granted 5,000,000 shares of stock options to a consultant, with an exercise price of $0.0126, and an expiration date of May 31, 2033. The Options vest over a thirty-six (36) month period from June 1, 2023, with 833,360 options vesting on November 30, 2023, and 138,888 options vested at the end of each month from the end of the seventh month through May 31, 2026. As of September 30, 2023, 5,000,000 stock options remain outstanding.

On June 15, 2023, the Company granted 100,000,000 shares of stock options to two employees of the Company, with an exercise price of $0.0121, and an expiration date of June 15, 2030. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The grant of the options was made in consideration of the services rendered and to be rendered by the employees to the Company. The 100,000,000 options vest and are exercisable in four (4) separate tranches based on performance as follows: (a) Tranche I -12,500,000 shares shall become vested and exercisable if the Company files an S-3 registration statement with the Securities and Exchange Commission (SEC) and it is declared effective by the SEC; (b) Tranche II – 12,500,000 shares shall become vested and exercisable if the Company’s shares are traded on a national securities exchange; (c) Tranche III – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceeds $100,000 per day over any 20 consecutive trade days; and (d) Tranche IV – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceed $200,000 per day over any 20 consecutive trade days. As of September 30, 2023, none of the performance milestones were met and the options remain unvested. As of September 30, 2023, 100,000,000 shares remain outstanding.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of September 30, 2023, the aggregate total of 560,000,000 stock options were outstanding.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $113,939 and $681,637 for the nine months ended September 30, 2023 and 2022, respectively.

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

For the nine months ended September 30, 2023, the Company has not included shares issuable from 560,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

For the nine months ended September 30, 2022, the Company has not included shares issuable from 455,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

	For the Nine Months Ended
	September 30,
	2023	2022

Income (Loss) to common shareholders (Numerator)	$(2,733,210)	$(9,086,347)

Basic weighted average number of common shares outstanding (Denominator)	705,126,846	705,126,846

Diluted weighted average number of common shares outstanding (Denominator)	705,126,846	705,126,846

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2023, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We measure certain financial instruments at fair value on a recurring basis. As of September 30, 2023, there were no financial instruments to report.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3. CAPITAL STOCK

Preferred Stock September 30, 2023 and 2022

As of September 30, 2023, the Company had a total of 34,853 shares of Series C Preferred Stock outstanding with a fair value of $3,485,313, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stocks are entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

Common Stock September 30, 2023 and 2022

During the nine months ended September 30, 2023, the Company did not issue any common stocks.

4. STOCK OPTIONS AND WARRANTS

Stock Options

During the nine months ended September 30, 2023, the Company granted stock options in the amount of 155,000,000. (See Note 2).

	9/30/2023		9/30/2022
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	455,000,000	$0.0296	465,950,000	$0.0385
Granted	155,000,000	$0.0126	455,000,000	$0.0210
Exercised	-	-	-	-
Expired/Cancelled	(50,000,000)	-	(465,950,000)	(0.0350)
Outstanding as of the end of the periods	560,000,000	$0.0172	455,000,000	$0.0210
Exercisable as of the end of the periods	411,047,568	$0.0209	393,656,487	$0.0296

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

4. STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of September 30, 2023 and 2022 was as follows:

9/30/2023				9/30/2022
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0137	50,000,000	8.333.333	6.72	$-	-	-	-
$0.0126	5,000,000	138,893	9.93	$-	-	-	-
$0.0121	100,000,000	-	6.96	$-	-	-	-
$0.0223	5,000,000	2,575,342	8.46	$0.223	5,000,000	908,676	9.46
$0.0210	400,000,000	400,000,000	5.79	$0.028	450,000,000	392,747,811	6.54
	560,000,000	411,047,568			455,000,000	393,656,487

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2023 and 2022, were $1,940,830 and $7,731,188, respectively.

On March 11, 2023, Spencer Hall resigned from a Director of the Company. Pursuant to the terms and conditions in the Stock Option Agreement dated April 12, 2022, all of Mr. Hall’s vested and unvested stock options were cancelled on June 9, 2023.

As of September 30, 2023, there was no intrinsic value with regards to the outstanding options.

Warrants

As of September 30, 2023, the Company issued no common stock purchase warrants during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000.

As of September 30, 2023 and 2022, the outstanding warrants were as follows:

	9/30/2023		9/30/2022
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	228,958,334	$0.0488	223,958,334	$0.0488
Granted	-	-	-	-
Purchased	-	-	5,000,000	$0.0255
Outstanding as of the end of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Exercisable as of the end of the periods	228,958,334		228,958,334

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

4. STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of the warrants outstanding as of September 30, 2023 was as follows:

9/30/2023
Exercisable Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0255	5,000,000	5,000,000	3.46
$0.04	125,000,000	125,000,000	2.52
$0.05	9,375,000	9,375,000	2.51
$0.06	83,333,334	83,333,334	2.83
$0.075	6,250,000	6,250,000	2.83
	228,958,334	228,958,334

There was no warrant compensation recognized as of September 30, 2023.

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

On August 1, 2023, the Company entered into an agreement with the Regents of the University of California, to perform research that would benefit both the University and the Sponsor (NewHydrogen, Inc.) and is consistent with the research and educational objectives of the University. The cost to Sponsor for the University’s performance shall not exceed $716,326. This agreement shall be performed on a cost-reimbursement basis. When expenditures reach the above amount, the Sponsor will not be required to fund, and the University will not be required to perform additional work hereunder unless by mutual agreement of both parties. During the period ended September 30, 2023, the University was paid $88,939.

As of September 30, 2023, there were no legal proceedings against the Company.

6. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following subsequent event.

On September 18, 2023, the Company entered into an agreement with certain shareholders who agreed to surrender for cancellation, an aggregate of 527,334 shares of common stock of the Company (the “Surrendered Shares”) which they own. The Surrendered Shares were cancelled and returned to the status of authorized and unissued shares of common stock of the Company on October 25, 2023.

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

Overview

We are developing a breakthrough technology that uses clean energy and water to produce the world’s cheapest green hydrogen.

Hydrogen is the cleanest and most abundant element in the universe, and we can’t live without it. Hydrogen is the key ingredient in making fertilizers needed to grow food for the world. It is also used for transportation, refining oil and making steel, glass, pharmaceuticals and more. Nearly all the hydrogen today is made from hydrocarbons like coal, oil, and natural gas, which are dirty and limited resources. Water, on the other hand, is an infinite and renewable worldwide resource. However, extracting hydrogen from water is an expensive process.

Electrolyzer technology is mature and is currently the most reliable method to extract hydrogen from water. Unfortunately, the chemical catalysts that enable the water-splitting reactions in modern electrolyzers are currently made from platinum and iridium - both are very expensive precious metals. Working with a research team at UCLA, we are developing technologies to significantly reduce or replace catalysts made from rare materials with catalysts made from inexpensive earth abundant materials in today’s electrolyzers to lower the cost of Green Hydrogen. This technology has moved from the discovery phase to the validation and optimization phase.

As of today, however, high capital cost and its reliance on expensive electricity and clean water are the other reasons why electrolyzers haven’t revolutionized the green hydrogen economy as everyone hoped. To address these critical cost drivers, we are also developing a revolutionary technology to efficiently split water using heat to produce cheap green hydrogen. Working with a UCSB research team, we are exploiting the oxidation reduction features of multi-component materials including high temperature liquids to directly split water continuously in a series of chemical looping reactions, producing hydrogen and oxygen in separate reaction chambers. If successful, it will be a novel, first of its kind, high efficiency thermochemical water-splitter that uses low-cost common materials and common industrial temperatures of less than 1,000°C to potentially produce the world’s cheapest green hydrogen.”

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended September 30, 2023, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $2,243,799 to $350,548 for the three months ended September 30, 2023, compared to $2,594,347 for the prior period ended September 30, 2022. The primary decrease in G&A expenses was the result of a decrease in fair value of non-cash stock compensation of $2,355,152, with an overall increase in G&A expenses of $111,353.

Research and Development

Research and Development (“R&D”) expenses decreased by $141,607 to $88,939 for the three months ended September 30, 2023, compared to $230,546 for the prior period ended September 30, 2022. This overall decrease in R&D expenses was the result of a decrease in outside research fees.

Depreciation

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $1,027 and $1,070, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $874 to $421 for the three months ended September 30, 2023, compared to $1,295 for the prior period ended September 30, 2022. The decrease in other income and (expenses) was the result of a decrease in interest income of $874. The decrease in other income and (expenses) was primarily due to the net change in interest income.

Net Income (Loss)

Our net loss for the three months ended September 30, 2023 was $440,093, compared to $2,824,625 for the prior period ended September 30, 2022. The decrease in net loss was due to a decrease in non-cash other income associated with the net change in stock option expense in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the stock options fluctuate, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations – Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $5,786,526 to $2,617,526 for the nine months ended September 30, 2023, compared to $8,404,052 for the prior period ended September 30, 2022. The primary decrease in G&A expenses was the result of a decrease in fair value of non-cash stock compensation of $5,905,461, with an overall increase in G&A expenses of $118,935.

Research and Development

Research and Development (“R&D”) expenses decreased by $567,698 to $113,939 for the nine months ended September 30, 2023, compared to $681,637 for the prior period ended September 30, 2022. This overall decrease in R&D expenses was the result of a decrease in outside research fees.

Depreciation

Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 was $3,080 and $3,188, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $1,195 to $1,335 for the nine months ended September 30, 2023, compared to $2,530 for the prior period ended September 30, 2022. The decrease in other income and (expenses) was the result of a decrease in interest income of $1,195. The decrease in other income and (expenses) was primarily due to the net change in interest income.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2023 was $2,733,210, compared to $9,086,347 for the prior period ended September 30, 2022. The majority of the decrease in net loss was due to a decrease in non-cash other income associated with the net change in stock option expense in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the stock options fluctuate, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended September 30, 2023, we did not generate any revenues, and recognized a net loss of $2,734,545, due to a change in non-cash stock compensation, and cash of $790,889 used in operations. As of September 30, 2023, we had working capital of $4,055,886 and a shareholders’ equity of $595,110.

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

As of September 30, 2023, we had working capital of $4,055,886 compared to $4,845,188 for the year ended December 31, 2022. This decrease in working capital was due primarily to a decrease in cash.

During the nine months ended September 30, 2023, we used $790,889 of cash for operating activities, as compared to $1,250,049 for the prior period ended September 30, 2022. The decrease in the use of cash for operating activities for the current period was a result of a decrease in research and development cost.

Net cash provided from equity financing activities was $0 for the nine months ended September 30, 2023, as compared to $1,000 for the prior period ended September 30, 2022. The decrease was due to less equity financing during the current period. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2022, expressed substantial doubt about our ability to continue as a going concern without additional capital becoming available. Our financial statements as of September 30, 2023 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of clean energy technologies to lower the cost of producing green hydrogen. The Company’s current focus is on developing lower cost replacements for precious metal based catalysts for existing hydrogen electrolyzers and developing a high efficiency thermochemical water splitting technology using heat to produce the cheapest green hydrogen comparable to the cost of producing gray hydrogen made from fossil fuels.

Our plan of operation within the next twelve months is to utilize our cash balances to continue funding the two sponsored research programs at UCSB and UCLA, as well as further solidifying our brand and social media presence in the hydrogen technology sector.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2023, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 8, 2023.

NEWHYDROGEN, INC.

By:	/s/ Steven Hill
Chief Executive Officer
(Principal Executive Officer

By:	/s/ David Lee
Chairman, President and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

