Form 10-K
period 2023-12-31
NewHydrogen, Inc.
filed 2024-03-20
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2023, was approximately $8,397,963.

The number of shares of the registrant’s common stock outstanding, as of March 15, 2024 was 704,599,512 .

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

ITEM 1.	BUSINESS.

Overview

We are a developer of clean energy technologies. Our current focus is on developing a green hydrogen production technology that uses water and heat rather than electricity to produce the world’s cheapest green hydrogen.

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

Currently, the most common method of making green hydrogen is to split water into oxygen and hydrogen with an electrolyzer using green electricity produced from solar or wind. However, green electricity is and always will be very expensive. It currently accounts for 73% of the cost of green hydrogen. By using heat directly, we can skip the expensive process of making electricity, and fundamentally lower the cost of green hydrogen. Inexpensive heat can be obtained from concentrated solar, geothermal, nuclear reactors and industrial waste heat for use in our novel low-cost thermochemical water splitting process. Working with a world class research team at UC Santa Barbara, our goal is to help usher in the green hydrogen economy that Goldman Sachs (in a 2022 report) estimated to have a future market value of $12 trillion.

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

According to a 2023 research report from Vantage Market Research, green hydrogen has an annual market size of more than $374 million in 2021, and is expected to hit $8.7 billion in 2028. Developing cost-competitive Green Hydrogen made from renewable resources such as solar, wind and water can significantly expand the market for hydrogen. At this time, the electrolyzer technology represents the most well understood way forward.

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

PEM electrolyzers are expensive because they rely on rare materials such as platinum and iridium - which is akin to stardust found only in asteroids - as chemical catalysts for the water-splitting reactions. According to National Renewable Energy Laboratory (NREL), these materials account for nearly 50% of the capital cost of PEM electrolyzers. Additionally, the cost of electricity contributes to over 70% of hydrogen production costs.

The Problem with Electrolyzer Technology

For more than 100 years, the gold standard for producing green hydrogen is through electrolysis, using electrolyzers with solar or wind energy to split water into hydrogen and oxygen. However, electrolyzers are very expensive and their efficiencies are fundamentally limited by the natural laws of thermodynamics. For example, the theoretical voltage required to split water is 1.23V, but in real life, the voltage required in an industrial electrolyzer is closer to 2V, sometimes more. This 60% or more of additional energy is wasted and not put into hydrogen molecules.

The electrolyzer was first Invented in 1789 and its basic chemistry and architecture hasn’t changed much since then, despite many materials and manufacturing advancements. Nearly all electrolyzers suffer from the following disadvantages:

●	Overvoltage - The need for much higher voltage, or input energy, to drive meaningful amounts of hydrogen production.

●	Precious Metals - Catalysts used for water splitting are often precious metals such as platinum and iridium, a material so rare it can only be found in asteroids, and they all corrode over time.

●	Membranes - Degradable membranes are needed to separate hydrogen (H2) and oxygen(O2) bubbles so they don’t re-combine to make water (H2O).

●	Distilled Water - Precious metals and membranes are highly susceptible to fouling, therefore expensively distilled pure water is required.

●	2D Reaction Surfaces - Water splitting reactions can only happen on the surfaces of 2-dimentional electrode plates. Therefore, much of the water is literally waiting around to be zapped, resulting in low efficiency and low throughput.

According to the 2022 Oxford Institute for Energy Studies, The biggest problem with electrolyzers is the use of electricity, which accounts for nearly 73% of the cost of Hydrogen production.

The Solution – Using Heat Instead of Electricity is a Better Way

Cheap, widely available green hydrogen could revolutionize global energy systems and presents a $12 trillion market opportunity. NewHydrogen aims to play a leading role in capturing a share of this enormous potential market by developing a whole new way to reduce the cost of green hydrogen.”

NewHydrogen is developing ThermoLoopTM, a novel low-cost thermochemical process to split water using inexpensive heat, instead of expensive electricity. Previous thermochemical approaches use extremely hard to manage temperatures such as 2,000°C, or an inefficient series of step reactions at different temperatures to split water into oxygen and hydrogen. Using heat to split water isn’t new, but our goal with ThermoLoopTM is to develop an elegant and highly efficient chemical looping redox process operating at normal industrial temperatures ranges (below 1000°C).

One step oxidizes (changes) the material to facilitate hydrogen production, the other step(s) reduce (recover) the material and produce oxygen. These steps operate in a continuous process loop that splits an incoming supply of steam (water). This type of redox chemistry is simple on paper but hard in practice. The magic lies in the redox properties of certain multiphase materials, and this has not been done before and represents an exciting development that may enable substantial cost reduction by skipping expensive electricity. Inexpensive heat can be obtained from concentrated solar, geothermal, nuclear reactors or industrial waste heat.”

Applications of Green Hydrogen

Unlike lithium-ion where it is simply a battery technology, Green Hydrogen is an economy. There are many applications for Green Hydrogen, some with larger markets than others. Here are just a few.

Conventional Storage
Power Generation
Transportation
Synthetic Fuels
CO_2
Upgrading Oil / Biomass
Renewables
Waste
Green Hydrogen
Ammonia/ Fertilizer
Nuclear
N_2
H_2O
Hydrogen Generation
Metals Production
Electric Grid Infrastructure
Fossil with CCUS
Chemical/Industrial Processes
Gas Infrastructure
Heat/Distributed Power

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

Research and Development

NewHydrogen is developing ThermoLoop™ – a breakthrough technology that uses water and heat rather than electricity to produce the world’s lowest cost green hydrogen. Hydrogen is the cleanest and most abundant element in the universe, and we can’t live without it. Hydrogen is the key ingredient in making fertilizers needed to grow food for the world. It is also used for transportation, refining oil and making steel, glass, pharmaceuticals and more. Nearly all the hydrogen today is made from hydrocarbons like coal, oil, and natural gas, which are dirty and limited resources. Water, on the other hand, is an infinite and renewable worldwide resource.

Currently, the most common method of making green hydrogen is to split water into oxygen and hydrogen with an electrolyzer using green electricity produced from solar or wind. However, green electricity is and always will be very expensive. It currently accounts for 73% of the cost of green hydrogen. By using heat directly, we can skip the expensive process of making electricity, and fundamentally lower the cost of green hydrogen. Inexpensive heat can be obtained from concentrated solar, geothermal, nuclear reactors and industrial waste heat for use in our novel low-cost thermochemical water splitting process. Working with a world class research team at UC Santa Barbara, our goal is to help usher in the green hydrogen economy that Goldman Sachs estimated to have a future market value of $12 trillion.

Marketing Strategy

We will begin marketing our ThermoLoopTM technology as soon as a tangible form of quantitative performance demonstration becomes available. Our marketing plan includes engaging with manufacturers of existing thermochemical hydrogen production component and delivery infrastructure, as well as identifying and developing relationships with potential licensing partners with large scale hydrogen generation and supply logistics all over the world.

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

On March 26, 2018, North Carolina Agricultural and Technical State University filed a U.S. patent application U.S. Serial No. 62/473,772 titled “Prelithiated Silicon Particles for Lithium Ion Batteries”, and we currently have option to negotiate for a non-exclusive License Agreement for the use of the technology. The patent was issued on December 29, 2020.

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

Technology Development Partners

On September 28, 2017, the Company entered into an Exclusive License Agreement (the “License Agreement”) with the North Carolina A&T State University related to the use of the University’s intellectual property in the Company’s business of developing, producing and marketing lithium-ion batteries. Within thirty (30) days after entering into the License Agreement, the Company paid to the University a one-time, non-refundable license fee in the sum of $15,000. Pursuant to the terms of the License Agreement, the Company is obligated to pay all costs of preparing, filing, prosecution, issuance and maintenance related to the patents underlying the intellectual property licensed by the Company. In addition, the Company is obligated to make certain annual royalty payments and sub-licensing fees. On September 28, 2020, the Company again paid to the University annual non-refundable licensee fee of $15,000. On September 28, 2021, the Company chose not to renew the exclusive licensing arrangement. The Company retains option for a nonexclusive license to use the technology.

On June 14, 2018, the Company executed a joint development agreement with Silicio Ferrosolar SLU, a subsidiary of Ferroglobe, PLC (NASDAQ:GSM), for collaborative efforts to assess, develop, and/or market silicon anode materials for high power, high energy lithium ion batteries by integrating BioSolar technology and Ferroglobe silicon materials. The agreement expired on June 14, 2022 pursuant to the original terms of the agreement.

On March 6, 2020, the Company executed a joint development agreement with Soelect, Inc, for collaborative efforts to assess, develop, and/or market a processing technology to produce silicon oxide anode materials for electric vehicle lithium ion batteries. The Company ended the joint development relationship in June 2021 and has pivoted away from pursuing battery technology to focus on pursuing Green Hydrogen Opportunities. On May 27, 2021, the Company terminated the joint development agreement.

On December 14, 2020, the Company executed a sponsored research agreement with the University of California, Los Angeles, for collaborative efforts to discover and develop efficient and stable earth-abundant material-based catalysts for hydrogen production through water electrolysis. On October 30, 2022, the Company entered into Sponsored Research Agreement Third Amendment (the “Amendment Agreement”). Pursuant to the Amendment Agreement, the Sponsored Research Agreement was further amended to among other things (i) extend the term of the Sponsored Research Agreement to December 31, 2025; (ii) increase the consideration payable to the University under the Sponsored Research Agreement to $2,797,368; (iv) amend the scope of work under the Sponsored Research Agreement; and (iii) update the schedule of payments to the University. On December 1, 2023, the Company exercised its option to conclude its sponsored research that was being conducted pursuant to the Sponsored Research Agreement with the University of California Los Angeles (UCLA), as amended (the “Agreement”). Sponsored research under the Agreement, which resulted in successful development of non-precious metal-based oxygen evolution reaction (OER) catalyst and hydrogen evolution reaction (HER) catalyst that uses an order of magnitude less platinum, concluded effective December 31, 2023. In the future, the Company may choose to negotiate with UCLA to license intellectual property arising from the sponsored research under the Agreement. The Company made the decision to conclude the Agreement to fully focus its research efforts and financial resources on the development of its ThermoLoopTM technology at UC Santa Barbara (UCSB).

On June 28, 2023, the Company entered into a Research Agreement (the “Agreement”) with The Regents of the University of California (the “University”), on behalf of its Santa Barbara Campus. Pursuant to the Agreement, the University will perform certain research with respect to Thermochemical Water Splitting for Hydrogen Production from Water. The Agreement provides that the research will be completed under the direction of Professors Phillip Christopher and Eric McFarland, who will serve as principal Investigators. The Agreement also sets forth the rights to any data or information developed by the University under the Agreement, as well as the ownership of any patentable developments or discoveries arising from the Agreement. The effective date of the Agreement is August 1, 2023 and the term of the Agreement runs through July 31, 2025.

To assist us in the development of our technology, we intend to seek out and enter into technology development agreements with other entities with testing and materials expertise.

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

Human Capital Resources

As of March 15, 2024 we had two (2) full time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS.

WE HAVE A LIMITED HISTORY OF LOSSES AND HAVE NEVER REALIZED REVENUES TO DATE.

Since inception, we have incurred losses and have negative cash flows from operations and have realized only minimal revenues. From inception through December 31, 2023, we have an accumulated deficit of $176,279,264. These factors, among others discussed in Note (1) to the financial statements included in this Annual Report, raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our Chairman and President, Dr. David Lee, who has been critical to the development of our technologies and business. The loss of the services of Dr. Lee could have a material adverse effect on our operations. We do not have an employment agreement with Dr. Lee and do not maintain key man insurance with respect to Dr. Lee. Accordingly, there can be no assurance that Dr. Lee will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Dr. Lee, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

While there are a number of companies developing green hydrogen production technologies including electrolyzers, we do not know of any employing anything similar to our ThermoLoopTM technology. We may face competition from these companies as they may expand or extend their product offering to incorporate new thermochemical water splitting technologies.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors and executive officers beneficially own approximately 39% of the outstanding shares of our common stock as of December 31, 2023. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

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

ADDITIONAL STOCK OFFERINGS IN THE FUTURE MAY DILUTE THEN-EXISTING STOCKHOLDERS’ PERCENTAGE OWNERSHIP OF THE COMPANY.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

As of March 15, 2024, our common stock was held by 87 stockholders of record and we had 704,599,512 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

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

Transfer Agent

The Company’s registrar and transfer agent is Clear Trust, LLC, 16540 Pointe Village Dr, Suite 210 Lutz, Florida 33558.

Equity Compensation Plan

On April 11, 2022, the Company’s Board of directors adopted the NewHydrogen, Inc. 2022 Equity Incentive Plan (the “Plan”). The stated purposes of the Plan are to (a) enable the Company, to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long range success; (b) provide incentives that align the interests of Employees, Consultants and Directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business.

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

Overview

We are a developer of clean energy technologies. Our current focus is on developing a thermochemical green hydrogen production technology to lower the cost of Green Hydrogen production.

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

Currently, the most common method of making green hydrogen is to split water into oxygen and hydrogen with an electrolyzer using green electricity produced from solar or wind. However, green electricity is and always will be very expensive. It currently accounts for 73% of the cost of green hydrogen. By using heat directly, we can skip the expensive process of making electricity, and fundamentally lower the cost of green hydrogen. Inexpensive heat can be obtained from concentrated solar, geothermal, nuclear reactors and industrial waste heat for use in our novel low-cost thermochemical water splitting process. Working with a world class research team at UC Santa Barbara, our goal is to help usher in the green hydrogen economy that Goldman Sachs estimated to have a future market value of $12 trillion.

We have previously developed an innovative material technology to reduce the cost per watt of electricity produced by Photovoltaic, or PV, solar modules.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2023 COMPARED TO THE YEAR ENDED DECEMBER 31, 2022

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $(8,016,619) to $2,972,266 for the year ended December 31, 2023, compared to $10,988,885 for the prior period December 31, 2022. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation of $(8,262,368), with an increase in salaries of $72,115, an increase in professional fees of $31,054, an increase in investor relations of $56,610, an increase in insurance of $33,155, with an overall decrease of $52,815 in other G&A expenses.

Research and Development

Research and Development (“R&D”) expenses decreased by $(892,605) to $202,878 for the year ended December 31, 2023, compared to $1,095,483 for the prior period ended December 31, 2022. This overall decrease in R&D expenses was the result of a decrease in corporate outside services.

Depreciation and amortization Expense

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $4,106 and $4,214, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $(1,336) to $1,718 of other expense for the year ended December 31, 2023, compared to $3,054 of other income for the prior period ended December 31, 2022. The decrease of $1,336 consisted of interest income and cash discounts combined.

Net Loss

Our net loss was $3,177,532 for the year ended December 31, 2023, compared to a net loss of $12,085,528 for the prior period ended December 31, 2022. The decrease of $8,907,996 in net loss was due to a decrease in non-cash change in stock compensation expense. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, we had $3,678,942 in working capital as compared to $6,655,953 for the prior year ended December 31, 2022. The decrease in working capital was due primarily to a decrease in cash, prepaid expenses, and accounts payable.

During the year ended December 31, 2023, the Company used $1,156,256 of cash for operating activities, as compared to $1,812,013 for the prior year ended December 31, 2022. The decrease in the use of cash for operating activities was a result of a decrease in research and development and professional fees in the year ended December 31, 2023 compared to December 31, 2022. The Company is focused on development of silicon anode additive technology for next generation lithium-ion batteries.

Cash used in investing activities for the years ended December 31, 2023 and 2022 was $0, respectively.

Cash provided from financing activities during the year ended December 31, 2023 was $0 as compared to $1,000 for the prior year ended December 31, 2022. Our capital needs have primarily been met from the proceeds of convertible debt offerings and equity financing. We are currently in the development stage of our business and have no revenues.

Our financial statements as of December 31, 2023 and 2022 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 20, 2024 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of clean energy technologies to lower the cost of producing green hydrogen. The Company’s current focus is on developing ThermoLoop™, a breakthrough technology that uses water and heat rather than electricity to potentially produce the world’s lowest cost green hydrogen.

Our plan of operation within the next twelve months is to utilize our cash balances to maintain the existing ThermoLoopTM technology development program at UCSB.

We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twenty-four months. Management estimates that it will require additional cash resources during second half of 2025, based upon its current operating plan and condition. We do not expect increased expenses until early 2026 when we ramp up prototyping efforts related to our thermochemical water splitting technology.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK.

As a “Smaller Reporting Company”, this Item and the related disclosure is not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report by the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2023, our internal controls over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	64	Chairman, President and Acting Chief Financial Officer
Steven Hill	53	Chief Executive Officer and Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, are as follows:

David Lee - Chairman of the Board, President and Acting Chief Financial Officer of the Company since inception (April 24, 2006). Dr. Lee has over 35 years of engineering, marketing, sales, and corporate management experience in the areas of military and consumer communication systems, automotive electronics, software development and consulting. From 2004 to 2006, he was with Ramsey-Shilling Co. in the business of Commercial Real Estate Investment and Brokerage. From 2000 to 2004, he served as Chief Operating Officer for Applied Reasoning, Inc., a Delaware company engaged in the business of Internet Software Development. From 1994 to 2000, he served as Vice Present and General Manager for RF-Link Technology, Inc., a California company engaged in the business of Wireless Technology Development and Manufacturing. Dr. Lee received a Ph.D. in Electrical Engineering from Purdue University in 1989, a Master of Science in Electrical Engineering from University of Michigan in 1986 and a Bachelor of Science in Electrical Engineering from the University of Texas at Austin in 1984.

The Board of Directors has concluded that Dr. Lee is qualified to serve as a director of the Company because of his diverse experience in technology, marketing, and executive management.

Steven Hill – Chief Executive Officer of the Company since June 15, 2023 and Vice President and a Director of the Company since March 20, 2023. Mr. Hill is an accomplished sales executive with over 20 years of experience in the biopharmaceutical industry and over 6 years of experience in the real estate industry. From March 2022 to February 2023, Mr. Hill served as a sales associate for Alemann and Associates Realty in Santa Barbara, CA. From October 2016 to February 2023, he served as a managing member of Hill Investments, LLC, a real estate investment and design group during which time Mr. Hill consulted on property development and managed real estate investments. From December 2015 to October 2021, he served as a regional account manager for Relypsa Inc, a biopharmaceutical start-up in Redwood City, CA. Mr. Hill’s experience in the pharmaceutical industry leading up to Relypsa began in 2000 with roles varying from sales to marketing and leadership with AstraZeneca, Organon, Schering-Plough and Daiichi Sankyo. Mr. Hill received a Master of Business Administration degree from IE Business School, a Bachelor of Science in Technology Management degree from Utah Valley University and an Associate of Science in Aviation Science degree from Utah Valley University.

The Board of Directors has concluded that Mr. Hill is qualified to serve as a director of the Company because of his diverse experience in technology, marketing, and executive management.

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

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The text of the Code of Ethics is filed as an exhibit to this annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 25, 2008. The Company will provide to any person without charge, upon request to the Company at its office, a copy of the Code of Ethics. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to our stockholders.

LEGAL PROCEEDINGS

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its stockholders to combine these roles. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

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

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held seven (7) meetings in 2023 including three (3) meetings prior to filing our quarterly reports and one (1) meeting prior to filing this Annual Report. All Board members were present at all of the meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2023 all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
David Lee(3)	2023	$290,000			1,129,051	(1)					$1,419,051
- President and Acting CFO	2022	$240,000	-	-	8,764,249	(1)	-	-	-		$9,004,249
	2021	$232,000	-	-	22,491,570	(1)	-	-	-		$22,723,570

Steven Hill (4)	2023	$197,115			160,400	(2)					$357,515
CEO and
Vice President

Spencer Hall – COO(5)	2022	$175,000	-	-	-		-	-	-		$175,000
			-	-			-	-	-	$

(1)	Calculated at fair value in accordance with the authoritative guidance provided by the Financial Accounting Standards Board, where the value of the stock compensation is based upon the grant date and recognized over the vesting period. On the grant date of February 18, 2021, half of the shares vested immediately, and the remaining half shall become exercisable in equal amounts over a twenty-four (24) month period during the term of the Optionee’s employment. On June 29, 2021, the Company repriced the options and recognized additional compensation expense per ASC 718. Mr. Lee was granted options to purchase 400,000,000 shares of common stock at an exercise prices of $0.021 - $0.091, with a cumulative fair value of $32,384,870 calculated using the Black Scholes method.

(2)	Calculated at fair value in accordance with the authoritative guidance provided by the Financial Accounting Standards Board, where the value of the stock compensation is based upon the grant date and recognized over the vesting period. On the grant date of March 20, 2023, the options had a six (6) month cliff, plus a thirty (30) month vesting period options shall become exercisable during the term of the Optionee’s employment. Mr. Hall was granted options to purchase 50,000,000 shares of common stock at an exercise price of $0.0137, with a fair value of $160,400 calculated using the Black Scholes method.

(3)	Calculated at fair value in accordance with the authoritative guidance provided by the Financial Accounting Standards Board, where the value of the stock compensation is based upon the grant date and recognized over the vesting period. On the grant date of February 18, 2021, the options shall become exercisable in equal amounts over a thirty-six (36) month period during the term of the Optionee’s employment. On June 29, 2021, the Company repriced the options and recognized additional compensation expense per ASC 718. Mr. Hall was granted options to purchase 50,000,000 shares of common stock at various exercise prices, with a fair value of $2,796,269 calculated using the Black Scholes method. As of June 30, 2023, all stock options were cancelled.
(4)	Mr. Lee resigned as chief executive officer on June 15, 2023.

(5)	Mr. Hill was appointed as Chief Executive Officer on June 15, 2023 and Vice President in March 20, 2023.

(6)	On December 21, 2022, Spencer Hall informed the Company of his decision to resign as Chief Operating Officer of the Company to pursue other opportunities effective December 31, 2022.

Employment Agreements

On March 11, 2023, the Company and Mr. Hill entered into an employment offer letter (the “Employment Offer Agreement”). Pursuant to the terms of the Employment Offer Agreement, Mr. Hill is entitled to an annual base salary of $250,000. Mr. Hill will also receive 50,000,000 stock options, each to vest over a three-year period and subject to a six-month cliff.

On March 14, 2023, the board of directors approved an increase to the base salary of David Lee, the Company’s President and Acting Chief Financial Officer, resulting in a base salary of $300,000, effective March 1, 2023. The Company currently has no employment agreement with Mr. Lee.

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

The following table sets forth, as of March 15, 2024, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 11, 2024, upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 15, 2024 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o NewHydrogen, Inc., 27936 Lost Canyon Road, Suite 202, Santa Clarita, CA 91387.

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned(1)
Common Stock	David Lee (2)	404,769,290	36.6%
Common Stock	Steven Hill (3)	18,055,556	2.5%
All Executive Officers and Directors as a Group (2 individuals)		422,824,846	39.1%

1.	Based upon 704,599,512 shares of common stock outstanding as of March 15, 2024.
2.	Includes 4,769,290 shares of common stock and 400,000,000 shares of common stock underlying options that are fully vested and that will vest within 60 days of the date of this report.
3.	Includes 18,055,553 shares of common stock underlying options that are fully vested and that will vest within 60 days of the date of this report.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information about our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders	450,000,000	$0.021- 0.0137	-
Equity compensation plans not approved by security holders	5,000,000	$0.0223	-
Total	455,000,000		-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Other than compensation arrangements, there were no material related party transactions which were entered into during the last two fiscal years.

Director Independence

We currently do not have any directors who are “independent” as defined under the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table shows that fees that were billed to the Company by our independent registered public accounting firm for professional services rendered in 2023 and 2022.

The audit fees represent fees for professional services performed by M&K CPAS, PLLC (“M&K”) as applicable, for the audit of our financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Year	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2023	$30,700	$-	$-	$-
2022	$31,950	$-	$-	$-

Audit-Related Fees

We did not incur assurance and audit-related fees during 2023 and 2022, to M&K as applicable, nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the years ended December 31, 2023 and 2022, respectively.

All Other Fees

There were no other fees billed to us by M&K as applicable, for services rendered to us during the years ended December 31, 2023 and 2022, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

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

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on April 24, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.2	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on May 25, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.3	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on June 8, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.4	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on July 18, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011)

3.5	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on July 10, 2013 (Incorporated by reference to the Company’s Quarterly Report of Form 10-Q filed with the SEC on October 25, 2013)

3.6	Bylaws of BioSolar, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.7	Certificate of Designations of Preferences Rights and Limitations of Series A Preferred Stock filed with the Nevada Secretary of State on October 29, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2019)

3.8	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on December 10, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2019)

3.9	Certificate of Designations of Preferences Rights and Limitations of Series B Preferred Stock filed with the Nevada Secretary of State on January 15, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

3.10	Certificate of Designation of Preferences Rights and Limitation of Series C Preferred Stock filed with the Nevada Secretary of State on March 11, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021)

3.11	Certificate of Designations of Preferences Rights and Limitations of Series D Preferred Stock filed with the Nevada Secretary of State on April 14, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2021)

3.12	Articles of Conversion/Exchange/Merger filed with the Nevada Secretary of State on April 28, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the SEC on May 3, 2021)

3.13	Certificate to Accompany Amended and Restated Articles filed on June 9, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2021)

4.1	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

10.1	Joint Development Agreement with Silico Ferrosolar SLU dated as of June 14, 2018 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2018).

10.2	Convertible Promissory Note dated as of January 14, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

10.3	Securities Purchase Agreement dated as of January 14, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

10.4	Engagement Letter dated as of January 22, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.5	Form of Securities Purchase Agreement dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.6	Form of Warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.7	Form of Registration Rights Agreement dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.8	Form of Placement Agent Warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.9	Form of Pre-Funded warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.10	Securities Purchase Agreement dated as of March 9, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021)

10.11	Form of Securities Purchase Agreement dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.12	Form of Common Warrant dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.13	Form of Pre-Funded Warrant dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.14	Manufacturing Supply Agreement with Verde LLC dated February 2, 2022 (Reported on the Company’s current report on Form 8-K filed with the SEC on February 8, 2022)

10.15	NewHydrogen, Inc. 2022 Equity Incentive Plan (Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 13, 2022)

10.16	Form of Third Amendment to the Sponsored Research Agreement (Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 1, 2022)

10.17	Employment Offer Agreement dated March 11, 2023 (Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 16, 2023)

10.18	Research Agreement with the Regents of the University of California, dated August 1, 2023 (Filed as exhibit to the Company’s current report on Form 8-K filed with the SEC on July 3, 2023)

23.1	Consent of M&K CPAs, PLLC (filed herewith)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2008)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

31.2	Certification by Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 20, 2024.

NEWHYDROGEN, INC.

By:	/s/ Steven Hill
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID LEE	CHAIRMAN, PRESIDENT AND	March 20, 2024
DAVID LEE	ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

/s/ STEVEN HILL	Chief Executive Officer and Director	March 20, 2024
STEVEN HILL	(PRINCIPAL EXECUTIVE OFFICER)

INDEX TO FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NewHydrogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NewHydrogen, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, shareholders’ deficit, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the financial statements, the Company issues equity-based awards in accordance with ASC 718, Compensation. Auditing management’s calculation of the fair value of equity-based awards can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculation. Other less complex equity awards are based upon the closing market price.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the equity-based award. We also ensured that the Company properly used the correct closing market price for other equity-based awards.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019

The Woodlands, TX

March 20, 2024

NEWHYDROGEN, INC.

BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS

CURRENT ASSETS
Cash	$3,678,441	$4,834,697
Prepaid expenses	10,311	10,540

TOTAL CURRENT ASSETS	3,688,752	4,845,237

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(35,642)	(34,558)

NET PROPERTY AND EQUIPMENT	1,583	2,667

OTHER ASSETS
Patents, net of amortization of $24,179 and $21,157, respectively	21,157	24,179
Deposit	770	770

TOTAL OTHER ASSETS	21,927	24,949

TOTAL ASSETS	$3,712,262	$4,872,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other payable	$9,810	$49

TOTAL CURRENT LIABILITIES	9,810	49

COMMITMENTS AND CONTINGENCIES (See Note 9)	-	-

Series C Convertible Preferred Stock, 34,853 and 34,853 shares outstanding, respectively, redeemable value of $3,485,313 and $3,485,313, respectively	3,485,313	3,485,313

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 704,599,512 and 715,496,051 shares issued and outstanding, respectively	70,460	70,513
Additional paid in capital	176,279,264	174,272,031
Accumulated deficit	(176,132,585)	(172,955,053)

TOTAL SHAREHOLDERS’ EQUITY	217,139	1,387,491

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,712,262	$4,872,853

NEWHYDROGEN, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the Years Ended
	December 31, 2023	December 31, 2022

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	2,972,266	10,988,885
Research and development	202,878	1,095,483
Depreciation and amortization	4,106	4,214

TOTAL OPERATING EXPENSES	3,179,250	12,088,582

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(3,179,250)	(12,088,582)

OTHER INCOME/(EXPENSES)
Interest income	1,718	3,054

TOTAL OTHER INCOME (EXPENSES)	1,718	3,054

NET INCOME (LOSS)	$(3,177,532)	$(12,085,528)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	705,030,048	705,126,846

NEWHYDROGEN, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	YEARS ENDED DECEMBER 31,2023 AND 2022
						Additional
	Preferred Stock			Common Stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	-	-	$3,485,313	715,496,051	$71,549	$164,000,447	(160,869,525)	3,202,471

Issuance of common stock warrants for cash	-	-	-	-	-	1,000	-	1,000

Stock and warrant compensation cost	-	-	-	-	-	2,379,325	-	2,379,325

Net Loss	-	-	-	-	-	-	(28,010,062)	(28,010,062)
Balance at March 31, 2022	-	-	3,485,313	715,496,051	71,549	166,380,772	(188,879,587)	(22,427,266)

Stock and warrant compensation cost	-	-	-	-	-	3,043,706	-	3,043,706

Net Income	-	-	-	-	-	-	21,748,340	21,748,340
Balance at June 30, 2022	-	-	3,485,313	715,496,051	71,549	169,424,478	(167,131,247)	2,364,780

Common stock returned to the Company by unregistered dealers	-	-	-	(10,369,205)	(1,036)	1,036	-	-

Stock and warrant compensation cost	-	-	-	-	-	2,423,259	-	2,423,259

Net Loss	-	-	-	-	-	-	(2,824,625)	(2,824,625)
Balance at September 30, 2022	-	-	3,485,313	705,126,846	70,513	171,848,773	(169,955,872)	1,963,414

Stock and warrant compensation cost	-	-	-	-	-	2,423,258	-	2,423,258

Net Loss	-	-	-	-	-	-	(2,999,181)	(2,999,181)

Balance at December 31, 2022	-	-	3,485,313	705,126,846	70,513	174,272,031	(172,955,053)	1,387,491

Stock and warrant compensation cost	-	-	-	-	-	1,474,225	-	1,474,225

Net Loss	-	-	-	-	-	-	(1,631,500)	(1,631,500)
Balance at March 31, 2023	-	-	3,485,313	705,126,846	70,513	175,746,256	(174,586,553)	1,230,216

Stock and warrant compensation cost	-	-	-	-	-	398,498	-	398,498

Net Loss	-	-	-	-	-	-	(661,618)	(661,618)
Balance at June 30, 2023	-	-	3,485,313	705,126,846	70,513	176,144,754	(175,248,171)	967,096

Stock and warrant compensation cost	-	-	-	-	-	68,106	-	68,106

Net Loss	-	-	-	-	-	-	(440,643)	(440,643)
Balance at September 30, 2023	-	-	3,485,313	705,126,846	70,513	176,212,860	(175,688,814)	594,559

Common stock surrendered and cancelled	-	-	-	(527,334)	(53)	53	-	-

Stock and warrant compensation cost	-	-	-	-	-	66,351	-	66,351

Net Loss	-	-	-	-	-	-	(443,771)	(443,771)

Balance at December 31, 2023	-	$-	$3,485,313	704,599,512	$70,460	$176,279,264	$(176,132,585)	$217,139

NEWHYDROGEN, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Years Ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,177,532)	$(12,085,528)
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	4,106	4,215
Stock compensation expense	2,007,180	10,269,548
(Increase) Decrease in Changes in Assets
Prepaid expenses	229	1,483
Increase (Decrease) in Changes in Liabilities
Accounts payable	9,761	(1,731)

NET CASH USED IN OPERATING ACTIVITIES	(1,156,256)	(1,812,013)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock purchase warrants for cash	-	1,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,000

NET INCREASE IN CASH	(1,156,256)	(1,811,013)

CASH, BEGINNING OF PERIOD	4,834,697	6,645,710

CASH, END OF PERIOD	$3,678,441	$4,834,697

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Return of common shares	$-	$1,036
Common stock surrendered and returned to authorized and unissued shares	$53	$-

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

1. Basis of Presentation

Organization

NewHydrogen, Inc. (the “Company”) was incorporated in the state of Nevada on April 24, 2006.  The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market Photovoltaic solar technology products.

Line of Business

We are a developer of clean energy technologies. Our current focus is on developing a green hydrogen production technology that uses water and heat rather than electricity to produce the world’s cheapest green hydrogen.

Going Concern Substantial Doubt Alleviated

As of the year ended December 31, 2023, the Company had a loss of $3,177,532, which consisted of a non-cash amount of $2,007,180 for a net cash loss of $1,170,352. As of December 31, 2023, its accumulated deficit was $176,132,585.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2023, the cash balance in excess of the FDIC limits was $3,428,442. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computer equipment	5 Years
Machinery and equipment	10 Years

Depreciation expense for the years ended December 31, 2023 and 2022 were $1,084 and $1,192, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	12/31/2023	12/31/2022
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(24,179)	(21,157)
		$21,157	$24,179

Amortization expense for the years ended December 31, 2023 and 2022 was $3,022 and $3,022, respectively.

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

On March 1, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000. The initial exercise date of the warrants is March 1, 2024 at an exercise price of $0.0255 per share, with a termination date of March 1, 2029.

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On March 15, 2022, the Company granted 5,000,000 stock options to a consultant for advisory services. The options vest at a rate of 138,889 options per month for a thirty-six (36) month period during the term of the optionee’s consultancy with the Company. As of December 31, 2023, the 5,000,000 stock options were outstanding.

On April 12, 2022, the Company granted an aggregate of 450,000,000 stock options to its employees for services, at an exercise price of $0.021. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. The 400,000,000 options are exercisable in the amount of 316,666,662 are exercisable upon grant, and the remaining 83,333,338 shares are exercisable in equal amounts over a ten (10) month period during the term of the optionee’s employment until the Option is 100% vested. The 50,000,000 options are exercisable in the amount of 19,444,446 are exercisable upon grant and the remaining 30,555,554 shares are exercisable in equal amounts over a twenty-two (22) month period during the term of the optionee’s employment until the Options is 100% vested. On March 11, 2023, one of the employees separated from the Company and 50,000,000 options were cancelled as of June 11, 2023. As of December 31, 2023, the other 400,000,000 stock options remain outstanding.

On March 20, 2023, the Company granted 50,000,000 shares of stock options, to purchase the total number of shares of common stock equal to the number of option shares at the exercise price of $0.0137 per share. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The 50,000,000 shares subject to the options, have a six-month cliff, whereby 8,333,333 shall become vested and exercisable on September 19, 2023 and the remaining 41,666,667 shall become exercisable in equal amounts over a thirty (30) month period during the term of the participant’s employment until the option is 100% vested. The unvested portion of the option will not be exercisable on or after the termination of continuous service. As of December 31, 2023, 50,000,000 stock options remain outstanding.

On May 9, 2023, the Company granted 5,000,000 shares of stock options to a consultant, with an exercise price of $0.0126, and an expiration date of May 31, 2033. The Options vest over a thirty-six (36) month period from June 1, 2023, with 833,360 options vesting on November 30, 2023, and 138,888 options vested at the end of each month from the end of the seventh month through May 31, 2026. As of December 31, 2023, 5,000,000 stock options remain outstanding.

On June 15, 2023, the Company granted 100,000,000 shares of stock options to two employees of the Company, with an exercise price of $0.0121, and an expiration date of June 15, 2030. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The grant of the options was made in consideration of the services rendered and to be rendered by the employees to the Company. The 100,000,000 options vest and are exercisable in four (4) separate tranches based on performance as follows: (a) Tranche I -12,500,000 shares shall become vested and exercisable if the Company files an S-3 registration statement with the Securities and Exchange Commission (SEC) and it is declared effective by the SEC; (b) Tranche II – 12,500,000 shares shall become vested and exercisable if the Company’s shares are traded on a national securities exchange; (c) Tranche III – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceeds $100,000 per day over any 20 consecutive trade days; and (d) Tranche IV – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceed $200,000 per day over any 20 consecutive trade days. As of December 31, 2023, none of the performance milestones were met and the options remain unvested. Management believes the probability of satisfying vesting conditions in the above four tranches is less than ten (10) percent during next 12 months based on the current market cap of less than $5,000,000 and average trading stock volume of less than $5,000 per day. As of December 31, 2023, 100,000,000 shares remain outstanding.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) year0s from the date of grant or upon termination of employment. As of December 31, 2023, the aggregate total of 560,000,000 stock options were outstanding.

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $202,878 and $1,095,483 for the years ended December 31, 2023 and 2022, respectively.

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

For the years ended December 31, 2023, the Company has not included shares issuable from 560,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

For the years ended December 31, 2022, the Company has not included shares issuable from 455,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

	For the Years Ended
	December 31,
	2023	2022

Income (Loss) to common shareholders (Numerator)	$(3,177,532)	$(12,085,528)

Basic weighted average number of common shares outstanding (Denominator)	705,030,048	705,126,846

Diluted weighted average number of common shares outstanding (Denominator)	705,030,048	705,126,846

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2023, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

We measure certain financial instruments at fair value on a recurring basis. As of December 31, 2023, there were no financial instruments to report.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3. CAPITAL STOCK

Preferred Stock December 31, 2023 and 2022

As of December 31, 2023, the Company had a total of 34,853 shares of Series C Preferred Stock outstanding with a fair value of $3,485,313, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stocks is entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

Common Stock December 31, 2023

During the years ended December 31, 2023, the Company did not issue any common stocks.

On September 18, 2023, the Corporation entered into an agreement with certain shareholders who agreed to surrender for cancellation, an aggregate of 527,334 shares of common stock of the Corporation (the “Surrendered Shares”) which they own. The Surrendered Shares were cancelled and returned to the status of authorized and unissued shares of common stock of the Corporation on October 25, 2023.

Common Stock December 31, 2022

During the year ended December 31, 2022, the Company issued 5,000,000 common stock purchase warrants for cash in the amount of $1,000.

During the year ended December 31, 2022, the Company had 10,369,205 shares of common stock returned due to the investor being an unregistered dealer.

4. STOCK OPTIONS AND WARRANTS

Stock Options

During the year ended December 31, 2023 and 2022, the Company granted stock options in the amount of 155,000,000, and 455,000,000, respectively. (See Note 2).

	12/31/2023		12/31/2022
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	455,000,000	$0.0210	465,950,000	$0.0350
Granted	155,000,000	$0.0126	455,000,000	$0.0210
Exercised	-	-	-	-
Expired/Cancelled	(50,000,000)	$0.021	(465,950,000)	(0.0350)
Outstanding as of the end of the periods	560,000,000	$0.0172	455,000,000	$0.0210
Exercisable as of the end of the periods	416,388,889	$0.0204	424,547,787	$0.0296

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of December 31, 2023 and 2022 was as follows:

12/31/2023				12/31/2022
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0137	50,000,000	12,500,000	6.22	$-	-	-	-
$0.0126	5,000,000	972,222	9.42	$-	-	-	-
$0.0121	100,000,000	-	6.46	$-	-	-	-
$0.0223	5,000,000	2,916,667	8.21	$0.223	5,000,000	1,328767	9.21
$0.0210	400,000,000	400,000,000	5.28	$0.028	450,000,000	423,219,020	6.28
	560,000,000	416,388,889			455,000,000	424,547,787

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2023 and 2022, were $2,007,180 and $10,269,548, respectively.

As of December 31, 2023, there was no intrinsic value with regards to the outstanding options.

Warrants

As of December 31, 2023, the Company issued no common stock purchase warrants during the year ended December 31, 2023. During the year ended December 31, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000.

As of December 31, 2023 and 2022, the outstanding warrants were as follows:

	12/31/2023		12/31/2022
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	228,958,334	$0.0483	223,958,334	$0.0488
Granted	-	-	-	-
Purchased	-	-	5,000,000	$0.0255
Outstanding as of the end of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Exercisable as of the end of the periods	228,958,334		228,958,334

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of the warrants outstanding as of December 31, 2023 was as follows:

12/31/2023
Exercisable Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0255	5,000,000	5,000,000	3.21
$0.04	125,000,000	125,000,000	2.27
$0.05	9,375,000	9,375,000	2.26
$0.06	83,333,334	83,333,334	2.58
$0.075	6,250,000	6,250,000	2.58
	228,958,334	228,958,334

There was no warrant compensation recognized as of December 31, 2023.

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

On May 30, 2023, the Company amended the agreement dated March 15, 2022 entered into with a consultant regarding an advisory agreement for services of various aspects of the Company’s business, including but not limited to technology, business development, and product development. The Company granted 5,000,000 common stock options, vesting at a rate of 138,889 options per month for thirty-six (36) months of consecutive service to the Company. In lieu of a fixed monthly cash compensation of $5,000, the Company will provide the Advisor with a cash compensation based on an hourly rate of $200 for the services specifically requested by the Company. This amendment shall be effective on June 15, 2023, and will continue on a month-to-month basis until terminated at the earlier of March 15, 2025, or any time by either party with a 5-day written notice from on party to the other. All other items in the Advisory agreement dated March 15, 2022, remain effective subject to the termination claim above.

On August 1, 2023, the Company entered into an agreement with the Regents of the University of California, to perform research that would benefit both the University and the Sponsor (NewHydrogen, Inc.) and is consistent with the research and educational objectives of the University. The cost to Sponsor for the University’s performance shall not exceed $716,326. This agreement shall be performed on a cost-reimbursement basis. When expenditures reach the above amount, the Sponsor will not be required to fund, and the University will not be required to perform additional work hereunder unless by mutual agreement of both parties. During the year ended December 31, 2023, the University was paid $177,878.

As of December 31, 2023, there were no legal proceedings against the Company.

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

6. INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2020.

Included in the balance at December 31, 2023, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2023, the Company did not recognize interest and penalties.

As of December 31, 2023, the Company had net operating loss carry forwards of approximately $14,658,507 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2023 and 2022 due to the following:

	2023	2022

Book Income (Loss)	(667,643)	(2,537,960)

Non-deductible expenses	421,328	2,156,530

Valuation Allowance	246,315	381,430

Income tax expense	$-	$-

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

Net deferred tax assets consist of the following components as of December 31, 2023 and 2022:

	2023	2022
Deferred tax assets:
NOL carryover	(3,078,286)	(2,839,510)
R & D credit	658,083	620,005
Depreciation	10,734	10,735

Deferred tax liabilities:		-

Less Valuation Allowance	2,409,469	2,208,770

Net deferred tax asset	$-	$-

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

