Form 10-Q
period 2024-03-31
NewHydrogen, Inc.
filed 2024-05-13
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

The number of shares of registrant’s common stock issued and outstanding as of May 10, 2024 was 704,599,512.

NEWHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

CONDENSED BALANCE SHEET

	March 31, 2024	December 31, 2023

ASSETS

CURRENT ASSETS
Cash	$3,247,036	$3,678,441
Prepaid expenses	48,712	10,311

TOTAL CURRENT ASSETS	3,295,748	3,688,752

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(35,913)	(35,642)

NET PROPERTY AND EQUIPMENT	1,312	1,583

OTHER ASSETS
Patents, net of amortization of $24,935 and $24,179 respectively	20,401	21,157
Deposit	770	770

TOTAL OTHER ASSETS	21,171	21,927

TOTAL ASSETS	$3,318,231	$3,712,262

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other payable	$10,496	$9,810

TOTAL CURRENT LIABILITIES	10,496	9,810
TOTAL LIABILITIES	10,496	9,810

COMMITMENTS AND CONTINGENCIES (See Note 9)	-	-

MEZZANINE (See Note 3)
Series C Convertible Preferred Stock, 34,853 and 34,853 shares outstanding, respectively,redeemable value of $3,485,313 and $3,485,313, respectively	3,485,313	3,485,313

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 704,599,512 and 704,599,512 shares issued and outstanding, respectively	70,460	70,460
Additional paid in capital	176,355,551	176,279,264
Accumulated deficit	(176,603,589)	(176,132,585)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(177,578)	217,139

TOTAL LIABILITIES, MEZZANINE AND SHAREHOLDERS’ EQUITY (EQUITY)	$3,318,231	$3,712,262

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2024	March 31, 2023

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	381,375	1,615,938
Research and development	88,939	15,000
Depreciation and amortization	1,027	1,026

TOTAL OPERATING EXPENSES	471,341	1,631,964

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(471,341)	(1,631,964)

OTHER INCOME/(EXPENSES)
Interest income	337	464

TOTAL OTHER INCOME (EXPENSES)	337	464

NET INCOME (LOSS)	$(471,004)	$(1,631,500)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	704,599,512	705,126,846

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

	THREE MONTHS ENDED MARCH 31,2023
	Preferred Stock			Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	-	$-	$3,485,313	705,126,846	$70,513	$174,272,031	(172,955,053)	1,387,491

Stock and warrant compensation cost	-	-	-	-	-	1,474,225	-	1,474,225

Net Loss	-	-	-	-	-	-	(1,631,500)	(1,631,500)
Balance at March 31, 2023 (unaudited)	-	$-	3,485,313	705,126,846	70,513	175,746,256	(174,586,553)	1,230,216

	THREE MONTHS ENDED MARCH 31,2024
	Preferred Stock			Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	-	$-	$3,485,313	704,599,512	$70,460	$176,279,264	(176,132,585)	217,139

Stock compensation cost	-	-	-	-	-	76,287	-	76,287

Net Loss	-	-	-	-	-	-	(471,004)	(471,004)

Balance at March 31, 2024 (unaudited)	-	$-	$3,485,313	704,599,512	$70,460	$176,355,551	$(176,603,589)	$(177,578)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(471,004)	$(1,631,500)
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	1,027	1,026
Stock compensation expense	76,287	1,474,225
(Increase) Decrease in Changes in Assets
Prepaid expenses	(38,401)	(38,168)
Increase (Decrease) in Changes in Liabilities
Accounts payable	686	97

NET CASH USED IN OPERATING ACTIVITIES	(431,405)	(194,320)

NET CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(431,405)	(194,320)

CASH, BEGINNING OF PERIOD	$3,678,441	$4,834,697

CASH, END OF PERIOD	$3,247,036	$4,640,377

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$337	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the December 31, 2023.

Going Concern

As of the three months ended March 31, 2024, the Company had a loss of $471,004, which consisted of a non-cash amount of $76,287 for a net cash loss of $394,717. As of March 31, 2024, its accumulated deficit was $176,603,589.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2024, the cash balance in excess of the FDIC limits was $2,997,036. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computer equipment	5 Years
Machinery and equipment	10 Years

Depreciation expense for the three months ended March 31, 2024 and 2023 were $271 and $271, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	3/31/2024	3/31/2023
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(24,935)	(24,179)
		$20,401	$21,157

Amortization expense for the three months ended March 31, 2024 and 2023 was $756 and $756, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On March 15, 2022, the Company granted 5,000,000 stock options to a consultant for advisory services. The options vest at a rate of 138,889 options per month for a thirty-six (36) month period during the term of the optionee’s consultancy with the Company. As of March 31, 2024, the 5,000,000 stock options were outstanding.

On April 12, 2022, the Company granted an aggregate of 450,000,000 stock options to its employees for services, at an exercise price of $0.021. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. The 400,000,000 options are exercisable in the amount of 316,666,662 are exercisable upon grant, and the remaining 83,333,338 shares are exercisable in equal amounts over a ten (10) month period during the term of the optionee’s employment until the Option is 100% vested. The 50,000,000 options are exercisable in the amount of 19,444,446 are exercisable upon grant and the remaining 30,555,554 shares are exercisable in equal amounts over a twenty-two (22) month period during the term of the optionee’s employment until the Options is 100% vested. On March 11, 2023, one of the employees separated from the Company and 50,000,000 options were cancelled as of June 11, 2023. As of March 31, 2024, the other 400,000,000 stock options remain outstanding.

On March 20, 2023, the Company granted 50,000,000 shares of stock options, to purchase the total number of shares of common stock equal to the number of option shares at the exercise price of $0.0137 per share. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The 50,000,000 shares subject to the options, have a six-month cliff, whereby 8,333,333 shall become vested and exercisable on September 19, 2023 and the remaining 41,666,667 shall become exercisable in equal amounts over a thirty (30) month period during the term of the participant’s employment until the option is 100% vested. The unvested portion of the option will not be exercisable on or after the termination of continuous service. As of March 31, 2024, 50,000,000 stock options remain outstanding.

On May 9, 2023, the Company granted 5,000,000 shares of stock options to a consultant, with an exercise price of $0.0126, and an expiration date of May 31, 2033. The Options vest over a thirty-six (36) month period from June 1, 2023, with 833,360 options vesting on November 30, 2023, and 138,888 options vested at the end of each month from the end of the seventh month through May 31, 2026. As of March 31, 2024, 5,000,000 stock options remain outstanding.

On June 15, 2023, the Company granted 100,000,000 shares of stock options to two employees of the Company, with an exercise price of $0.0121, and an expiration date of June 15, 2030. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The grant of the options was made in consideration of the services rendered and to be rendered by the employees to the Company. The 100,000,000 options vest and are exercisable in four (4) separate tranches based on performance as follows: (a) Tranche I -12,500,000 shares shall become vested and exercisable if the Company files an S-3 registration statement with the Securities and Exchange Commission (SEC) and it is declared effective by the SEC; (b) Tranche II – 12,500,000 shares shall become vested and exercisable if the Company’s shares are traded on a national securities exchange; (c) Tranche III – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceeds $100,000 per day over any 20 consecutive trade days; and (d) Tranche IV – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceed $200,000 per day over any 20 consecutive trade days. As of December 31, 2023, none of the performance milestones were met and the options remain unvested. Management believes the probability of satisfying vesting conditions in the above four tranches is less than ten (10) percent during next 12 months based on the current market cap of less than $5,000,000 and average trading stock volume of less than $5,000 per day. As of March 31, 2024, 100,000,000 shares remain outstanding.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) year0s from the date of grant or upon termination of employment. As of March 31, 2024, the aggregate total of 560,000,000 stock options were outstanding.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $88,939 and $15,000 for the three months ended March 31, 2024 and 2023, respectively.

Advertising

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $74,971 and $0 for the three months ended March 31, 2024 and 2023, respectively.

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

For the three months ended March 31, 2024, the Company has not included shares issuable from 560,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

For the three months ended March 31, 2023, the Company has not included shares issuable from 505,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

	For the Three Months Ended March 31,
	2024	2023

Income (Loss) to common shareholders (Numerator)	$(471,004)	$(1,631,500)

Basic weighted average number of common shares outstanding (Denominator)	704,599,512	705,126,846

Diluted weighted average number of common shares outstanding (Denominator)	704,599,512	705,126,846

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2024, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

We measure certain financial instruments at fair value on a recurring basis. As of March 31, 2024, there were no financial instruments to report.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3. PREFERRED STOCK

Preferred Stock December 31, 2024 and 2023

As of March 31, 2024, the Company had a total of 34,853 shares of Series C Preferred Stock outstanding with a fair value of $3,485,313, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stocks is entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

The preferred shares have been classified under mezzanine, since it is a hybrid of capital that is between equity and senior debt in the capital structure of the Company. The lender has the option to convert their debt into an equity interest in the Company in case of default, after other senior lenders are paid.

4. COMMON STOCK

Common Stock March 31, 2024 and 2023

During the three months ended March 31, 2024 and 2023, the Company did not issue any common stocks.

5. STOCK OPTIONS AND WARRANTS

Stock Options

During the three months ended March 31, 2024 and 2023, the Company granted the following stock options in the amount of 0, and 50,000,000, respectively. (See Note 2).

	3/31/2024		3/31/2023
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	560,000,000	$0.0172	455,000,000	$0.0296
Granted	-	-	50,000,000	$0.0137
Exercised	-	-	-	-
Expired/Cancelled	-	-	-	-
Outstanding as of the end of the periods	560,000,000	$0.0172	505,000,000	$0.0259
Exercisable as of the end of the periods	421,388,889	$0.0202	435,959,666	$0.0296

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

5. STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of March 31, 2024 and 2023 was as follows:

3/31/2024				3/31/2023
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0137	50,000,000	16,666,667	5.97	$0.0137	50,000,000	-	6.97
$0.0126	5,000,000	1,388,889	9.17	$-	-	-	-
$0.0121	100,000,000	-	6.21	$-	-	-	-
$0.0223	5,000,000	3,333,333	7.96	$0.223	5,000,000	1,739,726	8.96
$0.0210	400,000,000	400,000,000	5.04	$0.028	450,000,000	423,219,020	6.04
	560,000,000	421,388,889			505,000,000	435,959,666

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) year0s from the date of grant or upon termination of employment. As of March 31, 2024, the aggregate total of 560,000,000 stock options were outstanding.

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2024 and 2023, were $76,287 and $1,472,225, respectively.

As of March 31, 2024, there was no intrinsic value with regards to the outstanding options.

Warrants

As of March 31, 2023, the Company issued no common stock purchase warrants during the three months ended March 31, 2024.

As of March 31, 2024 and 2023, the outstanding common stock purchase warrants were as follows:

	3/31/2024		3/31/2023
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Granted	-	-	-	-
Purchased	-	-	-	-
Outstanding as of the end of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Exercisable as of the end of the periods	228,958,334		228,958,334

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

5. STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of the warrants outstanding as of March 31, 2024 was as follows:

3/31/2024
Exercisable Price	Common Stock Purchase Warrants Outstanding	Common Stock Purchase Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0255	5,000,000	5,000,000	2.96
$0.04	125,000,000	125,000,000	2.02
$0.05	9,375,000	9,375,000	2.01
$0.06	83,333,334	83,333,334	2.32
$0.075	6,250,000	6,250,000	2.32
	228,958,334	228,958,334

There was no warrant compensation recognized as of March 31, 2024.

6. COMMITMENTS AND CONTINGENCIES

Office Rental

The Company rents office space on a yearly basis with a monthly rent payment in the amount of $550.

Consultant Agreement

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

Research Agreement

On August 1, 2023, the Company entered into an agreement with the Regents of the University of California, to perform research that would benefit both the University and the Sponsor (NewHydrogen, Inc.) and is consistent with the research and educational objectives of the University. The cost to Sponsor for the University’s performance shall not exceed $716,326. This agreement shall be performed on a cost-reimbursement basis. When expenditures reach the above amount, the Sponsor will not be required to fund, and the University will not be required to perform additional work hereunder unless by mutual agreement of both parties. The contract is from August 1, 2023 through May 1, 2025. As of March 31, 2024, the University was paid $266,817 for work performed through March 31, 2024, leaving the balance of the work to be performed on the contract of $449,509.

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

As of March 31, 2024, there were no legal proceedings against the Company.

7. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has no subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis and Results of Operations” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 20, 2024, and in other reports filed by us with the SEC.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2024, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $1,234,562 to $381,376 for the three months ended March 31, 2024, compared to $1,615,938 for the prior period ended March 31, 2023. The primary decrease in G&A expenses was the result of a decrease in fair value of non-cash stock compensation of $1,309,533, with an overall increase in G&A expenses of $74,971.

Research and Development

Research and Development (“R&D”) expenses increased by $73,939 to $88,939 for the three months ended March 31, 2024, compared to $15,000 for the prior period ended March 31, 2023. This overall increase in R&D expenses was the result of an increase in outside research fees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $1,027 and $1,026, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $127 to $337 for the three months ended March 31, 2024, compared to $464 for the prior period ended March 31, 2023. The decrease in other income and (expenses) was the result of a decrease in interest income of $127. The decrease in other income and (expenses) was primarily due to the net change in interest income.

Net Income (Loss)

Our net loss for the three months ended March 31, 2024 was $471,004, compared to $1,631,500 for the prior period ended March 31, 2023. The decrease in net loss was due to a decrease in non-cash expense` associated with the net change in stock option expense in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the stock options fluctuate, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended March 31, 2024, we did not generate any revenues, and recognized a net loss of $471,341, due to a change in non-cash stock compensation, and cash of $431,405 used in operations. As of March 31, 2024, we had working capital of $3,285,252 and a shareholders’ deficit of $177,578.

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

As of March 31, 2024, we had working capital of $3,285,252 compared to $3,678,942 for the year ended December 31, 2023. This decrease in working capital was due primarily to a decrease in cash.

During the three months ended March 31, 2024, we used $431,405 of cash for operating activities, as compared to $194,320 for the prior period ended March 31, 2023. The increase in the use of cash for operating activities for the current period was a result of an increase in research and development cost, advertising and marketing, and salaries.

Net cash provided from equity financing activities for the three months ended March 31, 2024 and March 31, 2023 was $0. There was no equity financing during the current or prior period. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2023, expressed substantial doubt about our ability to continue as a going concern without additional capital becoming available. Our financial statements as of March 31, 2024 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of clean energy technologies to lower the cost of producing green hydrogen. The Company’s current focus is on developing ThermoLoop™, a breakthrough technology that uses water and heat rather than electricity to potentially produce the world’s lowest cost green hydrogen.

Our plan of operation within the next twelve months is to utilize our cash balances to maintain the existing ThermoLoop™ technology development program at UCSB.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2024, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s annual report on Form 10-K filed on March 20, 2024.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 13, 2024.

NEWHYDROGEN, INC.

By:	/s/ Steven Hill
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Lee
Chairman, President and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

