Form 10-Q
period 2024-09-30
NewHydrogen, Inc.
filed 2024-11-01
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

The number of shares of registrant’s common stock issued and outstanding as of October 30, 2024 was 704,599,512.

NEWHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,489,296	$3,678,441
Prepaid expenses	23,454	10,311

TOTAL CURRENT ASSETS	2,512,750	3,688,752

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(36,455)	(35,642)

NET PROPERTY AND EQUIPMENT	770	1,583

OTHER ASSETS
Patents, net of amortization of $26,446 and $24,179 respectively	18,890	21,157
Deposit	770	770

TOTAL OTHER ASSETS	19,660	21,927

TOTAL ASSETS	$2,533,180	$3,712,262

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other payable	$3,636	$9,810

TOTAL CURRENT LIABILITIES	3,636	9,810

COMMITMENTS AND CONTINGENCIES (See Note 9)	-	-

Series C Convertible Preferred Stock, 34,853 and 34,853 shares outstanding, respectively, redeemable value of $3,485,313 and $3,485,313, respectively	3,485,313	3,485,313

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 704,599,512 and 704,599,512 shares issued and outstanding, respectively	70,460	70,460
Additional paid in capital	176,453,539	176,279,264
Accumulated deficit	(177,479,768)	(176,132,585)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(955,769)	217,139

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,533,180	$3,712,262

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	83,539	36,361	228,739	176,529
General and administrative expenses	267,794	314,186	851,738	2,440,997
Research and development	90,142	88,939	268,021	113,939
Depreciation and amortization	1,027	1,027	3,080	3,080

TOTAL OPERATING EXPENSES	442,502	440,513	1,351,578	2,734,545

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(442,502)	(440,513)	(1,351,578)	(2,734,545)

OTHER INCOME/(EXPENSES)
Interest income	3,761	421	4,395	1,335

TOTAL OTHER INCOME (EXPENSES)	3,761	421	4,395	1,335

NET INCOME (LOSS)	$(438,741)	$(440,092)	$(1,347,183)	$(2,733,210)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	704,599,512	705,126,846	704,599,512	705,126,846

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

Condensed Statement of Shareholders’ Deficit

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2024
						Additional
	Preferred Stock			Common Stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	-	$-	$3,485,313	704,599,512	$70,460	$176,279,264	(176,132,585)	217,139

Stock compensation cost	-	-	-	-	-	76,287	-	76,287

Net Loss	-	-	-	-	-	-	(471,004)	(471,004)

Balance at March 31, 2024 (unaudited)	-	-	3,485,313	704,599,512	70,460	176,355,551	(176,603,589)	(177,578)

Stock compensation cost	-	-	-	-	-	43,043	-	43,043

Net Loss	-	-	-	-	-	-	(437,438)	(437,438)

Balance at June 30, 2024 (unaudited)	-	-	3,485,313	704,599,512	70,460	176,398,594	(177,041,027)	(571,973)

Stock compensation cost	-	-	-	-	-	54,945	-	54,945

Net Loss	-	-	-	-	-	-	(438,741)	(438,741)

Balance at September 30, 2024 (unaudited)	-	$-	$3,485,313	$704,599,512	$70,460	$176,453,539	$(177,479,768)	$(955,769)

	NINE MONTHS ENDED SEPTEMBER 30,2023
						Additional
	Preferred Stock			Common Stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	-	$-	$3,485,313	705,126,846	$70,513	$174,272,031	(172,955,053)	1,387,491

Stock and warrant compensation cost	-	-	-	-	-	1,474,225	-	1,474,225

Net Loss	-	-	-	-	-	-	(1,631,500)	(1,631,500)

Balance at March 31, 2023 (unaudited)	-	-	3,485,313	705,126,846	70,513	175,746,256	(174,586,553)	1,230,216

Stock and warrant compensation cost	-	-	-	-	-	398,498	-	398,498

Net Loss	-	-	-	-	-	-	(661,618)	(661,618)

Balance at June 30, 2023 (unaudited)	-	-	3,485,313	705,126,846	70,513	176,144,754	(175,248,171)	967,096

Stock and warrant compensation cost	-	-	-	-	-	68,106	-	68,106

Net Loss	-	-	-	-	-	-	(440,092)	(440,092)

Balance at September 30, 2023 (unaudited)	-	$-	$3,485,313	705,126,846	70,513	176,212,860	(175,688,263)	595,110

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,347,183)	$(2,733,210)
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	3,080	3,079
Non-cash stock compensation expense	174,275	1,940,829
(Increase) Decrease in Changes in Assets
Prepaid expenses	(13,143)	(12,915)
Increase (Decrease) in Changes in Liabilities
Accounts payable	(6,174)	11,328

NET CASH USED IN OPERATING ACTIVITIES	(1,189,145)	(790,889)

NET CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(1,189,145)	(790,889)

CASH, BEGINNING OF PERIOD	$3,678,441	$4,834,697

CASH, END OF PERIOD	$2,489,296	$4,043,808

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the December 31, 2023.

Going Concern

As of the nine months ended September 30,2024, the Company had a loss of $1,347,183, which consisted of a non-cash amount of $174,275 for a net cash loss of $1,172,908. As of September 30, 2024, its accumulated deficit was $177,479,768. The Company has working capital to cover its’ operating expenses for the next fifteen months.

Management believes the Company’s present cash flows will enable it to meet its obligations for fifteen months from the date of these financial statements. Management will continue to assess it operational needs and seek additional financing as needed to fund its operations.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2024, the cash balance in excess of the FDIC limits was $2,239,296. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Depreciation expense for the nine months ended September 30, 2024 and 2023 were $813 and $813, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives (See Note 6).

	Useful Lives	9/30/2024	9/30/2023
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(26,446)	(23,423)
		$18,890	$21,913

Amortization expense for the nine months ended September 30, 2024 and 2023 was $2,267 and $2,267, respectively.

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

On March 1, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000. The initial exercise date of the warrants is March 1, 2024 at an exercise price of $0.0255 per share, with a termination date of March 1, 2029. As of September 30, 2024, no warrants were exercised.

On March 15, 2022, the Company granted 5,000,000 stock options to a consultant for advisory services. The options vest at a rate of 138,889 options per month for a thirty-six (36) month period during the term of the optionee’s consultancy with the Company. As of September 30, 2024, the 5,000,000 stock options were outstanding.

On April 12, 2022, the Company granted an aggregate of 450,000,000 stock options to its employees for services, at an exercise price of $0.021. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. The 400,000,000 options are exercisable in the amount of 316,666,662 are exercisable upon grant, and the remaining 83,333,338 shares are exercisable in equal amounts over a ten (10) month period during the term of the optionee’s employment until the Option is 100% vested. The 50,000,000 options are exercisable in the amount of 19,444,446 are exercisable upon grant and the remaining 30,555,554 shares are exercisable in equal amounts over a twenty-two (22) month period during the term of the optionee’s employment until the Options is 100% vested. On March 11, 2023, one of the employees separated from the Company and 50,000,000 options were cancelled as of June 11, 2023. As of September 30, 2024, the other 400,000,000 stock options remain outstanding.

On March 20, 2023, the Company granted 50,000,000 shares of stock options, to purchase the total number of shares of common stock equal to the number of option shares at the exercise price of $0.0137 per share. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The 50,000,000 shares subject to the options, have a six-month cliff, whereby 8,333,333 shall become vested and exercisable on September 19, 2023 and the remaining 41,666,667 shall become exercisable in equal amounts over a thirty (30) month period during the term of the participant’s employment until the option is 100% vested. The unvested portion of the option will not be exercisable on or after the termination of continuous service. As of September 30, 2024, 50,000,000 stock options remain outstanding.

On May 9, 2023, the Company granted 5,000,000 shares of stock options to a consultant, with an exercise price of $0.0126, and an expiration date of May 31, 2033. The Options vest over a thirty-six (36) month period from June 1, 2023, with 833,360 options vesting on November 30, 2023, and 138,888 options vested at the end of each month from the end of the seventh month through May 31, 2026. As of September 30, 2024, 5,000,000 stock options remain outstanding.

On June 15, 2023, the Company granted 100,000,000 shares of stock options to two employees of the Company, with an exercise price of $0.0121, and an expiration date of June 15, 2030. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The grant of the options was made in consideration of the services rendered and to be rendered by the employees to the Company. The 100,000,000 options vest and are exercisable in four (4) separate tranches based on performance as follows: (a) Tranche I -12,500,000 shares shall become vested and exercisable if the Company files an S-3 registration statement with the Securities and Exchange Commission (SEC) and it is declared effective by the SEC; (b) Tranche II – 12,500,000 shares shall become vested and exercisable if the Company’s shares are traded on a national securities exchange; (c) Tranche III – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceeds $100,000 per day over any 20 consecutive trade days; and (d) Tranche IV – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceed $200,000 per day over any 20 consecutive trade days. As of December 31, 2023, none of the performance milestones were met and the options remain unvested. Management believes the probability of satisfying vesting conditions in the above four tranches is less than ten (10) percent during next 12 months based on the current market cap of less than $5,000,000 and average trading stock volume of less than $5,000 per day. As of September 30, 2024, 100,000,000 shares remain outstanding.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of September 30, 2024, the aggregate total of 560,000,000 stock options were outstanding.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $268,021 and $113,939 for the nine months ended September 30, 2024 and 2023, respectively.

Advertising and Marketing

The Company expenses the cost of advertising and promotional materials when incurred. The advertising and marketing costs were $228,739 and $176,529 for the nine months ended September 30, 2024 and 2023, respectively.

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

For the nine months ended September 30, 2024, the Company has not included shares issuable from 560,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

For the nine months ended September 30, 2023, the Company has not included shares issuable from 560,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Income (Loss) to common shareholders (Numerator)	$(437,438)	$(440,644)	$(1,347,183)	$(2,733,210)

Basic weighted average number of common shares outstanding (Denominator)	704,599,512	705,126,846	704,599,512	705,126,846

Diluted weight average number of common shares outstanding (Denominator)	704,599,512	705,126,846	704,599,512	705,126,846

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2024, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of September 30, 2024, there were no financial instruments to report.

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

3. PREFERRED STOCK

Preferred Stock September 30, 2024 and 2023

As of September 30, 2024, the Company had a total of 34,853 shares of Series C Preferred Stock outstanding with a fair value of $3,485,313, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stocks is entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

The preferred shares have been classified under mezzanine financing, a hybrid of debt and equity financing that gives a lender the right to convert debt to an equity interest in a company in case of default, generally, after venture capital companies and other senior lenders are paid.

4. COMMON STOCK

Common Stock September 30, 2024 and 2023

During the nine months ended September 30, 2024 and 2023, the Company did not issue any common stocks.

5. STOCK OPTIONS AND WARRANTS

Stock Options

During the nine months ended September 30, 2024 and 2023, the Company granted the following stock options in the amount of 0, and 155,000,000, respectively. (See Note 2). Also, during the nine months ended September 30, 2024 and 2023, 0 and 50,000,000 stock options expired, respectively.

	9/30/2024		9/30/2023
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	560,000,000	$0.0172	455,000,000	$0.0296
Granted	-	-	155,000,000	$0.0126
Exercised	-	-	-	-
Expired/Cancelled	-	-	(50,000,000)	$(0.021)
Outstanding as of the end of the periods	560,000,000	$0.0172	560,000,000	$0.0172
Exercisable as of the end of the periods	426,336,424	$0.0200	411,047,568	$0.0209

The weighted average remaining contractual life of options outstanding as of September 30, 2024 and 2023 was as follows:

9/30/2024				9/30/2023
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0137	50,000,000	20,682,393	5.47	$0.0137	50,000,000	8,333,333	6.72
$0.0126	5,000,000	1,817,352	8.67	$0.0126	5,000,000	138,893	9.93
$0.0121	100,000,000	-	5.71	$0.0121	100,000,000	-	6.96
$0.0223	5,000,000	3,836,679	7.46	$0.0223	5,000,000	2,575,342	8.46
$0.0210	400,000,000	400,000,000	4.53	$0.0210	400,000,000	400,000,000	5.79
	560,000,000	426,336,424			560,000,000	411,047,568

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of September 30, 2024, the aggregate total of 560,000,000 stock options were outstanding.

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2024 and 2023, were $174,275 and $1,940,829, respectively.

As of September 30, 2024, there was no intrinsic value with regards to the outstanding options.

Warrants

During the nine months ended September 30, 2024, the Company issued no common stock purchase warrants.

As of September 30, 2024 and 2023, the outstanding common stock purchase warrants were as follows:

	9/30/2024		9/30/2023
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Granted	-	-	-	-
Purchased	-	-	-	-
Outstanding as of the end of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Exercisable as of the end of the periods	228,958,334		228,958,334

The weighted average remaining contractual life of the warrants outstanding as of September 30, 2024 was as follows:

9/30/2024
Exercisable Price	Common Stock Purchase Warrants Outstanding	Common Stock Purchase Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0255	5,000,000	5,000,000	2.46
$0.04	125,000,000	125,000,000	1.52
$0.05	9,375,000	9,375,000	1.51
$0.06	83,333,334	83,333,334	1.83
$0.075	6,250,000	6,250,000	1.83
	228,958,334	228,958,334

There was no warrant compensation recognized as of September 30, 2024.

6. INTANGIBLE ASSETS

The Company’s acquired intangible assets at September 30, 2024 and December 31, 2023 consisted of the following:

September 30, 2024	Weighted Average Amortization Period (years)	Cost	Accumulated amortization	Net carrying value
Patents	1.55 – 6.58	$45,336	$26,446	$18,890

December 31, 2023	Weighted Average Amortization Period (years)	Cost	Accumulated amortization	Net carrying value
Patents	2.30 – 7.33	$45,336	$24,179	$21,157

Estimated future amortization expense for the Company’s intangible assets at September 30, 2024 as follows:

Year ending December 31,
Remainder of 2024	$756
2025	3,022
2026	3,022
2027	3,022
Thereafter	9,068
Total	$18,890

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

Research Agreement

On August 1, 2023, the Company entered into an agreement with the Regents of the University of California, to perform research that would benefit both the University and the Sponsor (NewHydrogen, Inc.) and is consistent with the research and educational objectives of the University. The cost to Sponsor for the University’s performance shall not exceed $716,326. This agreement shall be performed on a cost-reimbursement basis. When expenditures reach the above amount, the Sponsor will not be required to fund, and the University will not be required to perform additional work hereunder unless by mutual agreement of both parties. The contract is from August 1, 2023, through May 1, 2025. As of September 30, 2024, the University was paid $445,899 for work performed through September 30, 2024, leaving the balance of the work to be performed on the contract of $270,428.

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

As of September 30, 2024, there were no legal proceedings against the Company.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements, include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, derivative liabilities and the fair value of stock options. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our cash, cash equivalents, investments, inventory, prepaid expenses, and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended September 30, 2024, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three months ended September 30, 2024, compared to the Three months ended September 30, 2023.

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses increased by $47,178 to $83,539 for the three months ended September 30, 2024, compared to $36,361 for the prior period ended September 30, 2023. The primary increase in (S&M) expenses was the result of an increase in service providers of $36,867, with an increase in other cost of $10,311.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $48,247 to $266,491 for the three months ended September 30, 2024, compared to $314,738 for the prior period ended September 30, 2023. The primary decrease in G&A expenses was the result of a decrease in professional fees of $41,003, with an overall decrease in G&A expenses of $7,244.

Research and Development

Research and Development (“R&D”) expenses increased by $1,203 to $90,142 for the three months ended September 30, 2024, compared to $88,939 for the prior period ended September 30, 2023. This overall increase in R&D expenses was the result of an increase in outside research fees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2024 and 2023 was $1,027 and $1,027, respectively.

Other Income/(Expenses)

Other income and (expenses) increased by $3,340 to $3,761 for the three months ended September 30, 2024, compared to $421 for the prior period ended September 30, 2023. The increase in other income and (expenses) was the result of an increase in interest income of $3,340. The increase in other income and (expenses) was primarily due to the net change in interest income.

Net Income (Loss)

Our net loss for the three months ended September 30, 2024 was $441,199, compared to $441,065 for the prior period ended September 30, 2023. The Company has not generated any revenues.

Results of Operations – Nine months ended September 30, 2024 Compared to the Nine months ended September 30, 2023.

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses increased by $52,210 to $228,739 for the nine months ended September 30, 2024, compared to $176,529 for the prior period ended September 30, 2023. The primary increase in (S&M) expenses was the result of an increase in marketing cost.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $1,714,129 to $851,738 for the nine months ended September 30, 2024, compared to $2,565,867 for the prior period ended September 30, 2023. The primary decrease in G&A expenses was the result of a decrease in fair value of non-cash stock compensation of $1,766,554, with an overall increase in G&A expenses of $52,425.

Research and Development

Research and Development (“R&D”) expenses increased by $154,082 to $268,021 for the nine months ended September 30, 2024, compared to $113,939 for the prior period ended September 30, 2023. This overall increase in R&D expenses was the result of an increase in outside research fees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023 was $3,080 and $3,080, respectively.

Other Income/(Expenses)

Other income and (expenses) increased by $3,060 to $4,395 for the nine months ended September 30, 2024, compared to $1,335 for the prior period ended September 30, 2023. The decrease in other income and (expenses) was primarily due to the net change in interest income.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2024 was $1,347,183, compared to $2,8598,080 for the prior period ended September 30, 2023. The majority of the decrease in net loss was due to a decrease in non-cash expense associated with the net change in stock option expense in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the stock options fluctuate, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended September 30, 2024, we did not generate any revenues, and recognized a net loss of $1,347,183, due to a decrease in non-cash stock compensation of $1,766,554, and cash of $1,189,145 used in operations. As of September 30, 2024, we had working capital of $2,509,114 and a shareholders’ deficit of $955,769.

Management believes the Company’s present cash flows will enable it to meet its obligations for fifteen months from the date of these financial statements. Management will continue to assess it operational needs and seek additional financing as needed to fund its operations.

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

As of September 30, 2024, we had working capital of $2,509,114 compared to $3,678,942 for the year ended December 31, 2023. This decrease in working capital was due primarily to a decrease in cash.

During the nine months ended September 30, 2024, we used $1,189,145 of cash for operating activities, as compared to $790,889 for the prior period ended September 30, 2023. The increase in the use of cash for operating activities for the current period was a result of an increase in research and development cost, advertising and marketing, and salaries.

Net cash provided from equity financing activities for the nine months ended September 30, 2024 and September 30, 2023 was $0. There was no equity financing during the current or prior period. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2023, expressed substantial doubt about our ability to continue as a going concern without additional capital becoming available. Our financial statements as of September 30, 2024, have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern, ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2024, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 1, 2024.

NEWHYDROGEN, INC.

By:	/s/ Steven Hill
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Lee
Chairman, President and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

