Form 10-K
period 2024-12-31
NewHydrogen, Inc.
filed 2025-03-25
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2024, was approximately $3,499,151.

The number of shares of the registrant’s common stock outstanding, as of March 24, 2025 was 704,599,512.

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
Transportation
Power Generation
Synthetic Fuels
CO_2
Upgrading Oil / Biomass
Renewables
Waste
Green Hydrogen
Ammonia/ Fertilizer
Nuclear
N_2
H_2O
Hydrogen Generation
Metals Production
Fossil with CCUS
Electric Grid Infrastructure
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

Manufacturing and Distribution

On February 2, 2022, we entered into a Manufacturing Supply Agreement with Verde LLC providing for the future commercial production of hydrogen generation plants. The term of the Agreement continued through December 31, 2024. Additionally, the Agreement contemplates that the quantities, pricing and delivery date and other terms will be set forth in purchase orders issued under the Agreement.

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

Our principal executive offices are located at 27936 Vista Canyon Blvd, Suite 202, Santa Clarita, California 91387, and our telephone number is (661) 251-0001.

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

Human Capital Resources

As of March 10, 2025 we had two (2) full time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS.

WE HAVE A LIMITED HISTORY OF LOSSES AND HAVE NEVER REALIZED REVENUES TO DATE.

Since inception, we have incurred losses and have negative cash flows from operations and have realized only minimal revenues. From inception through December 31, 2024, we have an accumulated deficit of $177,942,547. These factors, among others discussed in Note (1) to the financial statements included in this annual report, raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors and executive officers beneficially own approximately 42% of the outstanding shares of our common stock as of December 31, 2024. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

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

Our headquarters are located at 27936 Vista Canyon Blvd, Suite 202, Santa Clarita, California 91387. We lease our facility under a month-to-month lease without an expiration date. Our monthly lease payment is $550. The size of our office is 144 square feet.

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

As of March 13, 2025, our common stock was held by 87 stockholders of record and we had 704,599,512 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

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

Transfer Agent

The Company’s registrar and transfer agent is Clear Trust, LLC, 16540 Pointe Village Dr, Suite 210 Lutz, Florida 33558.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2024 COMPARED TO THE YEAR ENDED DECEMBER 31, 2023

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses increased by $207,573 to $316,624 for the year ended December 31, 2024, compared to $109,051 for the prior year ended December 31, 2023.The increase in S&M expenses was the result of an increase in service providers of $112,749, an increase in website development and maintenance of $52,922, and an increase in ad campaigns and post-production services of 41,902.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $(1,731,903) to $1,131,312 for the year ended December 31, 2024, compared to $2,863,215 for the prior period December 31, 2023. This decrease in G&A expenses was the result of a decrease in non-cash stock compensation of $(1,777,959), a decrease in professional fees of $(51,751), and a decrease of $(52,815) in other G&A expenses, with an increase in salaries of $86,218, and an increase in Other G&A expenses of $64,404.

Research and Development

Research and Development (“R&D”) expenses increased by $159,660 to $362,538 for the year ended December 31, 2024, compared to $202,878 for the prior period ended December 31, 2023. This overall increase in R&D expenses was the result of an increase in corporate outside services.

Depreciation and amortization Expense

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $4,106 and $4,106, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $(1,336) to $1,718 of other expense for the year ended December 31, 2024, compared to $3,054 of other income for the prior period ended December 31, 2023. The decrease of $1,336 consisted of interest income and cash discounts combined.

Net Loss

Our net loss was $3,177,532 for the year ended December 31, 2024, compared to a net loss of $12,085,528 for the prior period ended December 31, 2023. The decrease of $8,907,996 in net loss was due to a decrease in non-cash change in stock compensation expense. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, we had $2,118,257 in working capital as compared to $3,678,942 for the prior year ended December 31, 2023. The decrease in working capital was due primarily to a decrease in cash, prepaid expenses, and accounts payable.

During the year ended December 31, 2024, the Company used $1,573,920 of cash for operating activities, as compared to $1,156,256 for the prior year ended December 31, 2023. The increase in the use of cash for operating activities was a result of an increase in professional fees of $51,751, advertising and marketing of $207,573, research and development of $156,660, with an overall increase of $1,320. The Company is focused on development of silicon anode additive technology for next generation lithium-ion batteries.

Cash used in investing activities for the years ended December 31, 2024 and 2023 was $0, respectively.

Cash provided from financing activities during the year ended December 31, 2024 and 2023 was $0, respectively. Our capital needs have primarily been met from the proceeds of convertible debt offerings and equity financing. We are currently in the development stage of our business and have no revenues.

Our financial statements as of December 31, 2024 and 2023 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 25, 2025 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management recognizes that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report by the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2024, our internal controls over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	65	Chairman, President and Acting Chief Financial Officer
Steven Hill	54	Chief Executive Officer and Director

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

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. Our Code of Ethics is filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 25, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the Securities and Exchange Commission.

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

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held seven (7) meetings in 2024 including three (3) meetings prior to filing our quarterly reports and one (1) meeting prior to filing this annual report. All Board members were present at all of the meetings.

Insider Trading Policy

Given our small size, our board of directors has not yet adopted an insider trading policy that is appropriate for a company of our size. The board intends to consider adopting an appropriate insider trading policy in the future.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for the named executive officers.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation $	All Other Compensation $	Total $

David Lee (1) (3)	2024	$300,000	-	-	-	$-	-	-	$300,000
President and Acting CFO	2023	$290,000	-	-	-	$1,129,051	-	-	$1,419,051

Steven Hill (2) (4)	2024	$273,333	-	-	-	$-	-	-	$273,333
CEO and Vice President	2023	$197,115	-	-		$160,400	-	-	$357,515

(1)	Calculated at fair value in accordance with the authoritative guidance provided by the Financial Accounting Standards Board, where the value of the stock compensation is based upon the grant date and recognized over the vesting period. On the grant date of February 18, 2021, half of the shares vested immediately, and the remaining half shall become exercisable in equal amounts over a twenty-four (24) month period during the term of the Optionee’s employment. On June 29, 2021, the Company repriced the options and recognized additional compensation expense per ASC 718. Mr. Lee was granted options to purchase 400,000,000 shares of common stock at an exercise prices of $0.021 - $0.091, with a cumulative fair value of $32,384,870 calculated using the Black Scholes method.

(2)	Calculated at fair value in accordance with the authoritative guidance provided by the Financial Accounting Standards Board, where the value of the stock compensation is based upon the grant date and recognized over the vesting period. On the grant date of March 20, 2023, the options had a six (6) month cliff, plus a thirty (30) month vesting period options shall become exercisable during the term of the Optionee’s employment. Mr. Hall was granted options to purchase 50,000,000 shares of common stock at an exercise price of $0.0137, with a fair value of $160,400 calculated using the Black Scholes method.

(3)	Mr. Lee resigned as chief executive officer on June 15, 2023.

(4)	Mr. Hill was appointed as Chief Executive Officer on June 15, 2023 and Vice President in March 20, 2023.

Employment Agreements

On March 11, 2023, the Company and Mr. Hill entered into an employment offer letter (the “Employment Offer Agreement”). Pursuant to the terms of the Employment Offer Agreement, Mr. Hill is entitled to an annual base salary of $250,000. Pursuant to the terms of the Offer Employment Agreement, Mr. Hill was granted stock options to purchase 50,000,000 shares of common stock of the Company which vests over a three-year period, subject to a six-month cliff.

On March 14, 2023, the board of directors approved an increase to the base salary of David Lee, the Company’s President and Acting Chief Financial Officer, resulting in a base salary of $300,000, effective March 1, 2023. The Company currently does not have an employment agreement with Mr. Lee.

Employee Benefit Plans

The Company currently has no benefit plans in place for its employees.

Director Compensation

Directors receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Currently, our directors do not receive monetary compensation for their service on the Board of Directors.

Policies and Practices related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information (“MNPI”)

In accordance with Item 402(x) of Regulation S-K under the Securities Act, we are providing information regarding our procedures related to the grant of certain equity awards close in time to the release of MNPI. The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

We have not timed, and do not plan to time, the disclosure of MNPI for the purpose of affecting the value of executive compensation.

In the year ended December 31, 2024, no options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 11, 2025, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 11, 2024, upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 11, 2025 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o NewHydrogen, Inc., 27936 Vista Canyon Blvd, Suite 202, Santa Clarita, CA 91387.

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned(1)
Common Stock	David Lee (2)	404,769,290	36.6%
Common Stock	Steven Hill (3)	36,111,093	4.9%
All Executive Officers and Directors as a Group (2 individuals)		440,880,383	41.5%

1.	Based upon 704,599,512 shares of common stock outstanding as of March 11, 2025.
2.	Includes 4,769,290 shares of common stock and 400,000,000 shares of common stock underlying options that are fully vested and that will vest within 60 days of the date of this report.
3.	Includes 36,111,093 shares of common stock underlying options that are fully vested and that will vest within 60 days of the date of this report.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information about our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders	500,000,000	$0.0121- 0.0137	-
Equity compensation plans not approved by security holders	10,000,000	$0.0126-0.0223	-
Total	560,000,000		-

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

Audit Fees

The following table shows that fees that were billed to the Company by our independent registered public accounting firm for professional services rendered in 2024 and 2023.

The audit fees represent fees for professional services performed by M&K CPAS, PLLC (“M&K”) as applicable, for the audit of our financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Year	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2024	$25,000	$-	$-	$-
2023	$30,700	$-	$-	$-

Audit-Related Fees

We did not incur assurance and audit-related fees during 2024 and 2023, to M&K as applicable, nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the years ended December 31, 2024 and 2023, respectively.

All Other Fees

There were no other fees billed to us by M&K as applicable, for services rendered to us during the years ended December 31, 2024 and 2023, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

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

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on April 24, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.2	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on May 25, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.3	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on June 8, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.4	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on July 18, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011)

3.5	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on July 10, 2013 (Incorporated by reference to the Company’s Quarterly Report of Form 10-Q filed with the SEC on October 25, 2013)

3.6	Bylaws of BioSolar, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.7	Certificate of Designations of Preferences Rights and Limitations of Series A Preferred Stock filed with the Nevada Secretary of State on October 29, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2019)

3.8	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on December 10, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2019)

3.9	Certificate of Designations of Preferences Rights and Limitations of Series B Preferred Stock filed with the Nevada Secretary of State on January 15, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

3.10	Certificate of Designation of Preferences Rights and Limitation of Series C Preferred Stock filed with the Nevada Secretary of State on March 11, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021)

3.11	Certificate of Designations of Preferences Rights and Limitations of Series D Preferred Stock filed with the Nevada Secretary of State on April 14, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2021)

3.12	Articles of Conversion/Exchange/Merger filed with the Nevada Secretary of State on April 28, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the SEC on May 3, 2021)

3.13	Certificate to Accompany Amended and Restated Articles filed on June 9, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2021)

4.1	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

10.1	Convertible Promissory Note dated as of January 14, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

10.2	Securities Purchase Agreement dated as of January 14, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

10.3	Engagement Letter dated as of January 22, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.4	Form of Securities Purchase Agreement dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.5	Form of Warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.6	Form of Registration Rights Agreement dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.7	Form of Placement Agent Warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.8	Form of Pre-Funded warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.9	Securities Purchase Agreement dated as of March 9, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021)

10.10	Form of Securities Purchase Agreement dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.11	Form of Common Warrant dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.12	Form of Pre-Funded Warrant dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.13	NewHydrogen, Inc. 2022 Equity Incentive Plan (Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 13, 2022)

10.14	Form of Third Amendment to the Sponsored Research Agreement (Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 1, 2022)

10.15	Employment Offer Agreement dated March 11, 2023 (Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 16, 2023)

10.16	Research Agreement with the Regents of the University of California, dated August 1, 2023 (Filed as exhibit to the Company’s current report on Form 8-K filed with the SEC on July 3, 2023)

23.1	Consent of M&K CPAs, PLLC (filed herewith)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2008)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

31.2	Certification by Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 25, 2025.

NEWHYDROGEN, INC.

By:	/s/ Steven Hill
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/s/ STEVEN HILL	CHIEF EXECUTIVE OFFICER	March 25, 2025
STEVEN HILL	(PRINCIPAL EXECUTIVE OFFICER)

/s/ DAVID LEE	CHAIRMAN, PRESIDENT AND	March 25, 2025
DAVID LEE	ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

INDEX TO FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NewHydrogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NewHydrogen, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, shareholders’ deficit, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Due to the net loss and negative cash flows from operations for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be easily substantiated.

To evaluate the appropriateness of the lack of going concern paragraph in our audit opinion, we examined and evaluated the financial information that was the initial cause for this consideration along with management’s plans to mitigate the going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019

The Woodlands, TX

March 25, 2025

NEWHYDROGEN, INC.

BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS

CURRENT ASSETS
Cash	$2,104,521	$3,678,441
Prepaid expenses	5,761	10,311

TOTAL CURRENT ASSETS	2,110,282	3,688,752

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(36,727)	(35,642)

NET PROPERTY AND EQUIPMENT	498	1,583

OTHER ASSETS
Patents, net of amortization of $27,201 and $24,179 respectively	18,135	21,157
Deposit	770	770

TOTAL OTHER ASSETS	18,905	21,927

TOTAL ASSETS	$2,129,685	$3,712,262

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other payable	$7,975	$9,810

TOTAL CURRENT LIABILITIES	7,975	9,810

COMMITMENTS AND CONTINGENCIES (See Note 9)	-	-

Series C Convertible Preferred Stock, 34,853 and 34,853 shares outstanding, respectively, redeemable value of $3,485,313 and $3,485,313, respectively	3,485,313	3,485,313

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 6,000,000,000 authorized shares 704,599,512 and 704,599,512 shares issued and outstanding, respectively	70,460	70,460
Additional paid in capital	176,508,484	176,279,264
Accumulated deficit	(177,942,547)	(176,132,585)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,363,603)	217,139

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,129,685	$3,712,262

The accompanying notes are an integral part of these audited financial statements

NEWHYDROGEN, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Years Ended
	December 31, 2024	December 31, 2023

REVENUE	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	316,624	109,051
General and administrative expenses	1,131,312	2,863,215
Research and development	362,538	202,878
Depreciation and amortization	4,106	4,106

TOTAL OPERATING EXPENSES	1,814,580	3,179,250

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(1,814,580)	(3,179,250)

OTHER INCOME/(EXPENSES)
Interest income	4,618	1,718

TOTAL OTHER INCOME (EXPENSES)	4,618	1,718

NET INCOME (LOSS)	$(1,809,962)	$(3,177,532)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	704,599,512	705,030,048

The accompanying notes are an integral part of these audited financial statements

NEWHYDROGEN, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	YEAR ENDED DECEMBER 31,2024
	Preferred Stock			Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	-	$-	$3,485,313	704,599,512	$70,460	$176,279,264	(176,132,585)	217,139

Stock compensation cost	-	-	-	-	-	76,287	-	76,287

Net Loss	-	-	-	-	-	-	(471,004)	(471,004)

Balance at March 31, 2024	-	-	3,485,313	704,599,512	70,460	176,355,551	(176,603,589)	(177,578)

Stock compensation cost	-	-	-	-	-	43,043	-	43,043

Net Loss	-	-	-	-	-	-	(437,438)	(437,438)

Balance at June 30, 2024	-	-	3,485,313	704,599,512	70,460	176,398,594	(177,041,027)	(571,973)

Stock compensation cost	-	-	-	-	-	54,945	-	54,945

Net Loss	-	-	-	-	-	-	(438,741)	(438,741)

Balance at September 30, 2024	-	-	3,485,313	704,599,512	70,460	176,453,539	(177,479,768)	(955,769)

Stock and warrant compensation cost	-	-	-	-	-	54,945	-	54,945

Net Loss	-	-	-	-	-	-	(462,779)	(462,779)

Balance at December 31, 2024	-	$-	$3,485,313	704,599,512	70,460	176,508,484	(177,942,547)	(1,363,603)

	YEAR ENDED DECEMBER 31, 2023
		Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Mezzanine	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	$3,485,313	-	$-	705,126,846	$70,513	$174,272,031	(172,955,053)	1,387,491

Stock and warrant compensation cost	-	-	-	-	-	1,474,225	-	1,474,225

Net Loss	-	-	-	-	-	-	(1,631,500)	(1,631,500)

Balance at March 31, 2023	3,485,313	-	-	705,126,846	70,513	175,746,256	(174,586,553)	1,230,216

Stock and warrant compensation cost	-	-	-	-	-	398,498	-	398,498

Net Loss	-	-	-	-	-	-	(661,618)	(661,618)

Balance at June 30, 2023	3,485,313	-	-	705,126,846	70,513	176,144,754	(175,248,171)	967,096

Stock and warrant compensation cost	-	-	-	-	-	68,106	-	68,106

Net Loss	-	-	-	-	-	-	(440,643)	(440,643)

Balance at September 30, 2023	3,485,313	-	-	705,126,846	70,513	176,212,860	(175,688,814)	594,559

Common stock surrendered and cancelled	-	-	-	(527,334)	(53)	53	-	-

Stock and warrant compensation cost	-	-	-	-	-	66,351	-	66,351

Net Loss	-	-	-	-	-	-	(443,771)	(443,771)

Balance at December 31, 2023	$3,485,313	-	$-	704,599,512	70,460	176,279,264	(176,132,585)	217,139

The accompanying notes are an integral part of these audited financial statements

NEWHYDROGEN, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Years Ended
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,809,962)	$(3,177,532)
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	4,106	4,106
Non-cash stock compensation expense	229,220	2,007,180
(Increase) Decrease in Changes in Assets
Prepaid expenses	4,550	229
Increase (Decrease) in Changes in Liabilities
Accounts payable	(1,834)	9,761

NET CASH USED IN OPERATING ACTIVITIES	(1,573,920)	(1,156,256)

NET CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(1,573,920)	(1,156,256)

CASH, BEGINNING OF PERIOD	$3,678,441	$4,834,697

CASH, END OF PERIOD	$2,104,521	$3,678,441

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Common stock surrendered and returned to authorized and unissued shares	$-	$53

The accompanying notes are an integral part of these audited financial statements

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Going Concern Substantial Doubt Alleviated

As of the year ended December 31, 2024, the Company had a loss of $1,809,962, which consisted of a non-cash amount of $229,220 for a net cash loss of $1,344,700. As of December 31, 2024, its accumulated deficit was $177,942,547.

Management believes the Company’s present cash flows will enable it to meet its obligations for twelve months from the date of these financial statements. Management will continue to assess its operational needs and seek additional financing as needed to fund its operations.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2024, the cash balance in excess of the FDIC limits was $1,854,521. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computer equipment	5 Years
Machinery and equipment	10 Years

Depreciation expense for the years ended December 31, 2024 and 2023 were $1,084 and $1,084, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	12/31/2024	12/31/2023
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(27,201)	(24,179)
		$18,135	$21,157

Patent amortization for the year ended December 31, 2024:

2025	$-
2026	6,947
2027	3,211
2028	7,977
$18,135

Amortization expense for the years ended December 31, 2024 and 2023 was $3,022 and $3,022, respectively.

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

On March 1, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000. The initial exercise date of the warrants is March 1, 2024 at an exercise price of $0.0255 per share, with a termination date of March 1, 2029. As of December 31, 2024, the purchase warrants were still outstanding.

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On March 15, 2022, the Company granted 5,000,000 stock options to a consultant for advisory services. The options vest at a rate of 138,889 options per month for a thirty-six (36) month period during the term of the optionee’s consultancy with the Company. As of December 31, 2024, the 5,000,000 stock options were outstanding.

On April 12, 2022, the Company granted an aggregate of 450,000,000 stock options to its employees for services, at an exercise price of $0.021. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. The 400,000,000 options are exercisable in the amount of 316,666,662 are exercisable upon grant, and the remaining 83,333,338 shares are exercisable in equal amounts over a ten (10) month period during the term of the optionee’s employment until the Option is 100% vested. The 50,000,000 options are exercisable in the amount of 19,444,446 are exercisable upon grant and the remaining 30,555,554 shares are exercisable in equal amounts over a twenty-two (22) month period during the term of the optionee’s employment until the Options is 100% vested. On March 11, 2023, one of the employees separated from the Company and 50,000,000 options were cancelled as of June 11, 2023. As of December 31, 2024, the other 400,000,000 stock options remain outstanding.

On March 20, 2023, the Company granted 50,000,000 shares of stock options, to purchase the total number of shares of common stock equal to the number of option shares at the exercise price of $0.0137 per share. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The 50,000,000 shares subject to the options, have a six-month cliff, whereby 8,333,333 shall become vested and exercisable on September 19, 2023 and the remaining 41,666,667 shall become exercisable in equal amounts over a thirty (30) month period during the term of the participant’s employment until the option is 100% vested. The unvested portion of the option will not be exercisable on or after the termination of continuous service. As of December 31, 2024, 50,000,000 stock options remain outstanding.

On May 9, 2023, the Company granted 5,000,000 shares of stock options to a consultant, with an exercise price of $0.0126, and an expiration date of May 31, 2033. The Options vest over a thirty-six (36) month period from June 1, 2023, with 833,360 options vesting on November 30, 2023, and 138,888 options vested at the end of each month from the end of the seventh month through May 31, 2026. As of December 31, 2024, 5,000,000 stock options remain outstanding.

On June 15, 2023, the Company granted 100,000,000 shares of stock options to two employees of the Company, with an exercise price of $0.0121, and an expiration date of June 15, 2030. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The grant of the options was made in consideration of the services rendered and to be rendered by the employees to the Company. The 100,000,000 options vest and are exercisable in four (4) separate tranches based on performance as follows: (a) Tranche I -12,500,000 shares shall become vested and exercisable if the Company files an S-3 registration statement with the Securities and Exchange Commission (SEC) and it is declared effective by the SEC; (b) Tranche II – 12,500,000 shares shall become vested and exercisable if the Company’s shares are traded on a national securities exchange; (c) Tranche III – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceeds $100,000 per day over any 20 consecutive trade days; and (d) Tranche IV – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceed $200,000 per day over any 20 consecutive trade days. As of December 31, 2023, none of the performance milestones were met and the options remain unvested. Management believes the probability of satisfying vesting conditions in the above four tranches is less than ten (10) percent during next 12 months based on the current market cap of less than $5,000,000 and average trading stock volume of less than $5,000 per day. As of December 31, 2024, 100,000,000 shares remain outstanding.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of December 31, 2024, the aggregate total of 560,000,000 stock options were outstanding.

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $362,538 and $202,878 for the years ended December 31, 2024 and 2023, respectively.

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

For the year ended December 31, 2024 and 2023, the Company has not included shares issuable from 560,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

	For the Years Ended
	December 31,
	2024	2023

Income (Loss) to common shareholders (Numerator)	$(1,809,962)	$(3,177,532)

Basic weighted average number of common shares outstanding (Denominator)	704,599,512	705,030,048

Diluted weighted average number of common shares outstanding (Denominator)	704,599,512	705,030,048

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2024, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

We measure certain financial instruments at fair value on a recurring basis. As of December 31, 2024, there were no financial instruments to report.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3. CAPITAL STOCK

Preferred Stock December 31, 2024 and 2023

As of December 31, 2024, the Company had a total of 34,853 shares of Series C Preferred Stock outstanding with a fair value of $3,485,313, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stocks is entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

Common Stock December 31, 2024 and 2023

During the years ended December 31, 2024 and 2023, the Company did not issue any common stocks.

On September 18, 2023, the Corporation entered into an agreement with certain shareholders who agreed to surrender for cancellation, an aggregate of 527,334 shares of common stock of the Corporation (the “Surrendered Shares”) which they own. The Surrendered Shares were cancelled and returned to the status of authorized and unissued shares of common stock of the Corporation on October 25, 2023.

4. STOCK OPTIONS AND WARRANTS

Stock Options

As of December 31, 2024 and 2023, the Company granted stock options in the amount of 0, and 155,000,000, respectively. (See Note 2).

	12/31/2024		12/31/2023
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	560,000,000	$0.0172	455,000,000	$0.0210
Granted	-	-	155,000,000	$0.0126
Exercised	-	-	-	-
Expired/Cancelled	-	-	(50,000,000)	$(0.021)
Outstanding as of the end of the periods	560,000,000	$0.0172	560,000,000	$0.0172
Exercisable as of the end of the periods	431,051,538	$0.0204	416,388,889	$0.0204

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of December 31, 2024 and 2023 was as follows:

12/31/2024				12/31/2023
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0137	50,000,000	24,557,709	5.22	$0.0137	50,000,000	12,500,000	6.22
$0.0126	5,000,000	2,237,443	8.42	$0.0126	5,000,000	972,222	9.42
$0.0121	100,000,000	-	5.46	$0.0121	100,000,000	-	6.46
$0.0223	5,000,000	4,256,387	7.21	$0.0223	5,000,000	2,916,667	8.21
$0.0210	400,000,000	400,000,000	4.28	$0.0210	400,000,000	400,000,000	5.28
	560,000,000	431,051,538			560,000,000	416,388,889

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2024 and 2023, were $229,220 and $2,007,180, respectively.

As of December 31, 2023, there was no intrinsic value with regards to the outstanding options.

Warrants

As of December 31, 2024 and 2023, the Company issued no common stock purchase warrants during the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the outstanding warrants were as follows:

	12/31/2024		12/31/2023
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Granted	-	-	-	-
Purchased	-	-	-	-
Outstanding as of the end of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Exercisable as of the end of the periods	228,958,334		228,958,334

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of the warrants outstanding as of December 31, 2024 was as follows:

12/31/2024
Exercisable Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0255	5,000,000	5,000,000	2.21
$0.04	125,000,000	125,000,000	1.27
$0.05	9,375,000	9,375,000	1.26
$0.06	83,333,334	83,333,334	1.58
$0.075	6,250,000	6,250,000	1.58
	228,958,334	228,958,334

There was no warrant compensation recognized as of December 31, 2024.

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

On August 1, 2023, the Company entered into an agreement with the Regents of the University of California, to perform research that would benefit both the University and the Sponsor (NewHydrogen, Inc.) and is consistent with the research and educational objectives of the University. The cost to Sponsor for the University’s performance shall not exceed $716,326. This agreement shall be performed on a cost-reimbursement basis. When expenditures reach the above amount, the Sponsor will not be required to fund, and the University will not be required to perform additional work hereunder unless by mutual agreement of both parties. During the year ended December 31, 2024, the University was paid $269,224. As of December 31, 2024, there remains $180,285 per the agreement.

On December 9, 2024, the Company entered into an agreement with a consultant to provide an advisory service in developing technology and products for the production of green hydrogen. The Company granted 2,500,000 common stock options, vesting at a rate of 69,444 options per month for thirty-five (35) months of consecutive service to the Company. The remaining 69,460 options will be vested at the end of the thirty six (36) month. The Agreement will continue on a month-to-month basis until terminated at the earlier of: (i) 36 months from the date of this Agreement, or (ii) any time by either party with a 5-day written notice from one party to the other.

On December 17, 2024, the Company entered an agreement with a consultant to provide laboratory support for the development of technology for the production of green hydrogen. The Company agreed to pay Consultant cash compensation of $175 per hour for providing the service. The Agreement will continue until terminated at the earlier of: (i) conclusion of the work or (ii) any time by either party with a 5-day written notice from one party to the other.

As of December 31, 2024, there were no legal proceedings against the Company.

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

6. INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2021.

Included in the balance at December 31, 2024, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2024, the Company did not recognize interest and penalties.

As of December 31, 2024, the Company had net operating loss carry forwards of approximately $17,980,000 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2024 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2024 and 2023 due to the following:

	2024	2023

Book Income (Loss)	(380,090)	(667,643)

Non-deductible expenses	47,955	421,328

Valuation Allowance	332,135	246,315

Income tax expense	$-	$-

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

Net deferred tax assets consist of the following components as of December 31, 2024 and 2023:

	2024	2023
Deferred tax assets:
NOL carryover	(3,775,797)	(3,078,286)
R & D credit	696,159	658,083
Depreciation	10,734	10,734

Deferred tax liabilities:		-

Less Valuation Allowance	3,068,904	2,409,469

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

7. SEGMENT INFORMATION

The Company operates as a single reporting segment engaged in developing a technology that uses water and heat rather than electricity to produce the lowest cost green hydrogen. The Chief Operating Decision Makers are the Company’s Chief Executive officer and its President, who together (the “CODM”), evaluate company performance based on Net income (loss), determined in accordance with U.S. GAAP, and Adjusted EBDITA, a non-GAAP measure.

The Company defines Adjusted EBITDA as income from operations, determined in accordance with GAAP, excluding the following:

•	depreciation and amortization of property and equipment;
•	amortization of acquired intangible assets;
•	salaries and stock-based compensation

The CODM uses these measures to assess profitability and guide resource allocations, and believes that Adjusted EBITA, when reviewed in conjunction with Net income (loss), is a useful measure to assess the Company’s performance and liquidity, as it provides meaningful operating results by excluding the effects of expenses that are not reflective of the Company’s operating business performance. In addition, the CODM uses Adjusted EBITA to understand and compare operating results across accounting periods, and for financial and operational decision-making and resource allocation. The presentation of Adjusted EBITA is not intended to be considered in isolation or as a substitute for the financial information prepared in accordance with GAAP.

The CODM conducts quarterly financial reviews, focusing on research expenditures, operational efficiency, investment decisions, including capital expenditures for new research activities, are made based on expected return on investment and regulatory environment in which the Company operates.

The table below provides the Company’s Net loss, Operating Expenses, Other Income, and a reconciliation of Income/Loss to Adjusted EBITDA for the year ended December 31, 2024 and 2023 (in thousands):

	Years Ended
	December 31, 2024	December 31, 2023

REVENUE	$-	$-

LESS OPERATING EXPENSES
Selling and marketing expenses	316,624	109,051
General and administrative expenses	1,131,312	2,863,215
Research and development	362,538	202,878

EBITDA	(1,810,474)	(3,175,144)
Depreciation and amortization	(4,106)	(4,106)

SEGMENT NET LOSS	$(1,814,580)	$(3,179,250)
Reconciliation of profit or loss	4,618	1,718
Adjustment and reconciling items	0	0

Consolidated Net Income	$(1,809,962)	$(3,177,532)

8. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has one subsequent event to report. On March 5, 2025, the Company jointly filed a patent application in the United States with the University of California, Santa Barbara, for its innovative hydrogen production process.

