Form 10-Q
period 2025-06-30
NewHydrogen, Inc.
filed 2025-08-13
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

The number of shares of registrant’s common stock issued and outstanding as of August 12, 2025 was 717,020,010.

NEWHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,100,906	$2,104,521
Prepaid expenses, other	32,097	5,761
Deferred offering cost	30,000	-

TOTAL CURRENT ASSETS	1,163,003	2,110,282

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(36,856)	(36,727)

NET PROPERTY AND EQUIPMENT	369	498

OTHER ASSETS
Patents, net of amortization of $28,713 and $24,935 respectively	16,623	18,135
Deposit	770	770

TOTAL OTHER ASSETS	17,393	18,905

TOTAL ASSETS	$1,180,765	$2,129,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other payable	$12,326	$7,975

TOTAL CURRENT LIABILITIES	12,326	7,975

COMMITMENTS AND CONTINGENCIES (See Note 9)	-	-

Series C Convertible Preferred Stock, 34,461 and 34,853 shares outstanding, respectively, redeemable value of $3,446,113 and $3,485,313, respectively	3,446,113	3,485,313

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-

Common stock, $0.0001 par value; 3,000,000,000 authorized shares 705,403,048 and 704,599,512 shares issued and outstanding, respectively	70,540	70,460
Additional paid in capital	176,694,131	176,508,484
Accumulated deficit	(179,042,345)	(177,942,547)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(2,277,674)	(1,363,603)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,180,765	$2,129,685

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	94,092	70,229	200,571	145,200
General and administrative expenses	381,053	278,844	648,506	585,248
Research and development	147,867	88,939	249,385	177,878
Depreciation and amortization	820	1,027	1,641	2,054

TOTAL OPERATING EXPENSES	623,832	439,039	1,100,103	910,380

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(623,832)	(439,039)	(1,100,103)	(910,380)

OTHER INCOME/(EXPENSES)
Interest income	128	297	305	634

TOTAL OTHER INCOME (EXPENSES)	128	297	305	634

NET INCOME (LOSS)	$(623,704)	$(438,742)	$(1,099,798)	$(909,746)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	705,126,274	704,599,512	704,861,438	704,599,512

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

Condensed Statement of Shareholders’ Deficit

	SIX MONTHS ENDED JUNE 30, 2025
						Additional
		Preferred Stock		Common Stock		Paid-in	Accumulated
	Mezzanine	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	$3,485,313	-	$-	704,599,512	$70,460	$176,508,484	$(177,942,547)	$(1,363,603)

Stock compensation cost	-	-	-	-	-	55,376	-	55,376

Adjustment to mezzanine	(39,200)	-	-	-	-		-	-

Net Loss	-	-	-	-	-	-	(476,094)	(476,094)

Balance at March 31, 2025 (unaudited)	3,446,113	-	-	704,599,512	70,460	176,563,860	(178,418,641)	(1,784,321)

Issuance of common shares for equity financing cost	-	-	-	803,536	80	29,920	-	30,000

Reclass adjustment for mezzanine	-	-	-	-	-	39,200	-	39,200

Stock compensation cost	-	-	-	-	-	61,151	-	61,151

Net Loss	-	-	-	-	-	-	(623,704)	(623,704)

Balance at June 30, 2025 (unaudited)	$3,446,113	-	$-	705,403,048	$70,540	$176,694,131	$(179,042,345)	$(2,277,674)

	SIX MONTHS ENDED JUNE 30, 2024
						Additional
		Preferred Stock		Common Stock		Paid-in	Accumulated
	Mezzanine	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	$3,485,313	-	$-	704,599,512	$70,460	$176,279,264	$(176,132,585)	$217,139

Stock and warrant compensation cost	-	-	-	-	-	76,287	-	76,287

Net Loss	-	-	-	-	-	-	(471,004)	(471,004)

Balance at March 31, 2024 (unaudited)	3,485,313	-	-	704,599,512	70,460	176,355,551	(176,603,589)	(177,578)

Stock and warrant compensation cost	-	-	-	-	-	43,043	-	43,043

Net Loss	-	-	-	-	-	-	(438,742)	(438,742)

Balance at June 30, 2024 (unaudited)	$3,485,313	-	$-	704,599,512	$70,460	$176,398,594	$(177,042,331)	$(573,277)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,099,798)	$(909,746)
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	1,641	2,054
Non-cash stock compensation expense	116,527	119,331
(Increase) Decrease in Changes in Assets
Prepaid expenses	(26,336)	(26,148)
Increase (Decrease) in Changes in Liabilities
Accounts payable	4,351	(9,696)

NET CASH USED IN OPERATING ACTIVITIES	(1,003,615)	(824,205)

NET CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(1,003,615)	(824,205)

CASH, BEGINNING OF PERIOD	$2,104,521	$3,678,441

CASH, END OF PERIOD	$1,100,906	$2,854,236

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION
Adjustment to mezzanine	39,200	-
Equity financing cost	$30,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for December 31, 2024.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the six months ended June 30, 2025, the Company obtained funds from the issuance of convertible note agreements. Management believes this funding will continue from its’ current investors and from new investors. Management believes the existing shareholders, and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

As of the six months ended June 30, 2025, the Company had a loss of $1,099,798, which consisted of a non-cash amount of $116,527 for a net cash loss of $983,272. As of June 30, 2025, its accumulated deficit was $179,042,345. The Company has working capital to cover its’ operating expenses for the next six months.

Management believes the Company’s present cash flows will enable it to meet its obligations for six months from the date of these financial statements. Management will continue to assess its operational needs and seek additional financing as needed to fund its operations.

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

Revenue Recognition

The Company will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company adopted Accounting Standards Codification (“ASC”) 606, whereby revenue will be recognized as performance obligations are satisfied, and customers obtain control of goods or services. However, in the event of a loss on a sale is foreseen, the Company will recognize the loss as it is determined. To date, the Company has not had significant revenues and is in the development stage.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2025, the cash balance in excess of the FDIC limits was $850,906. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Depreciation expense for the six months ended June 30, 2025 and 2024, were $130 and $542, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives (See Note 6).

	Useful Lives	6/30/2025	6/30/2024
Patents	15 years	$45,336	$45,336
Less accumulated amortization		(28,713)	(25,691)
		$16,623	$19,645

Amortization expense for the six months ended June 30, 2025 and 2024 was $1,511 and $1,512, respectively.

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

On February 18, 2021, the Company granted 450,000,000 stock options to its employees for services at an exercise price of $0.091. On September 29, 2021, the Company amended the exercise price to $0.028 per share. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. Half of the 400,000,000 options vested immediately upon grant, and the remaining half of the option to purchase 200,000,000 shares of the Company’s common stock shall become exercisable in equal amounts over a twenty-four (24) month period during the term of the optionee’s employment, with the first installment of 8,333,333 shares vesting on March 18, 2021. The 50,000,000 options are exercisable in equal amounts over a thirty-six (36) month period during the term of the optionee’s employment, with the first installment of 1,388,889 shares, vesting on March 18, 2021. On April 12, 2022, the Company cancelled the 450,000,000 stock options dated February 18, 2021, and concurrently granted 450,000,000 new options to its’ employees for services on April 12, 2022 (see below).

On March 1, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000. The initial exercise date of the warrant is March 1, 2024, at an exercise price of $0.0255 per share, with a termination date of March 1, 2029. As of June 30, 2025, no warrants were exercised.

On March 15, 2022, the Company granted 5,000,000 stock options to a consultant for advisory services. The options vest at a rate of 138,889 options per month for a thirty-six (36) month period during the term of the optionee’s consultancy with the Company. As of June 30, 2025, the 5,000,000 stock options vested on March 12, 2025, with an expiration date of March 15, 2032.

On April 12, 2022, the Company granted an aggregate of 450,000,000 stock options to its employees for services, at an exercise price of $0.021. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. The 400,000,000 options are exercisable in the amount of 316,666,662 are exercisable upon grant, and the remaining 83,333,338 shares are exercisable in equal amounts over a ten (10) month period during the term of the optionee’s employment until the Option is 100% vested. The 50,000,000 options are exercisable in the amount of 19,444,446 are exercisable upon grant and the remaining 30,555,554 shares are exercisable in equal amounts over a twenty-two (22) month period during the term of the optionee’s employment until the Options is 100% vested. On March 11, 2023, one of the employees separated from the Company and 50,000,000 options were cancelled as of June 11, 2023. As of June 30, 2025, the remaining 400,000,000 stock options have vested.

On March 20, 2023, the Company granted 50,000,000 shares of stock options, to purchase the total number of shares of common stock equal to the number of option shares at the exercise price of $0.0137 per share. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The 50,000,000 shares subject to the options, have a six-month cliff, whereby 8,333,333 shall become vested and exercisable on September 19, 2023 and the remaining 41,666,667 shall become exercisable in equal amounts over a thirty (30) month period during the term of the participant’s employment until the option is 100% vested. The unvested portion of the option will not be exercisable on or after the termination of continuous service. As of June 30, 2025, there were 32,181,971 options vested, with a remaining 17,818,029 options to vest. The options expire on March 19, 2030.

On May 9, 2023, the Company granted 5,000,000 shares of stock options to a consultant, with an exercise price of $0.0126, and an expiration date of May 31, 2033. The Options vest over a thirty-six (36) month period from June 1, 2023, with 833,360 options vesting on November 30, 2023, and 138,888 options vested at the end of each month from the end of the seventh month through May 31, 2026. As of June 30, 2025, 3,472,232 options vested, with 1,527,768 options remain outstanding. The options expire on May 31, 2033.

On June 15, 2023, the Company granted 100,000,000 shares of stock options to two employees of the Company, with an exercise price of $0.0121, and an expiration date of June 15, 2030. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The grant of the options was made in consideration of the services rendered and to be rendered by the employees to the Company. The 100,000,000 options vest and are exercisable in four (4) separate tranches based on performance as follows: (a) Tranche I -12,500,000 shares shall become vested and exercisable if the Company files an S-3 registration statement with the Securities and Exchange Commission (SEC) and it is declared effective by the SEC; (b) Tranche II – 12,500,000 shares shall become vested and exercisable if the Company’s shares are traded on a national securities exchange; (c) Tranche III – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceeds $100,000 per day over any 20 consecutive trade days; and (d) Tranche IV – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceed $200,000 per day over any 20 consecutive trade days. As of December 31, 2023, none of the performance milestones were met and the options remain unvested. Management believes the probability of satisfying vesting conditions in the above four tranches is less than ten (10) percent during next 12 months based on the current market cap of less than $5,000,000 and average trading stock volume of less than $5,000 per day. As of June 30, 2025, 100,000,000 options remain outstanding. The options expire on June 15, 2030.

On December 9, 2024, the Company entered into an agreement with a consultant to provide an advisory service in developing technology and products to produce green hydrogen. The Company granted 2,500,000 common stock options, which vest starting January 1, 2025. The options vest at a rate of 69,444 options per month for thirty-five (35) months of consecutive service to the Company. The remaining 69,460 options will be vested at the end of the thirty-sixth (36th) month. The agreement will continue on a month-to-month basis until terminated at the earlier of: (i) 36 months from the date of the agreement, or (ii) any time by either party with a 5-day written notice from one party to the other. As of June 30, 2025, there were 416,664 options vested, and 2,083,336 options not yet vested. The options expire on December 1, 2027.

On May 1, 2025, the Company entered into an agreement with a consultant to provide a technology service in developing technology and products to produce green hydrogen. The Company granted 2,500,000 common stock options, which vest starting May 1, 2025. The options vest at a rate of 69,444 options per month for thirty-five (35) months of consecutive service to the Company. The remaining 69,460 options will be vested at the end of the thirty-sixth (36th) month. The agreement will continue on a month-to-month basis until terminated at the earlier of: (i) 36 months from the date of the agreement, or (ii) any time by either party with a 5-day written notice from one party to the other. As of June 30, 2025, there were 69,444 options vested, and 2,430,540 options not yet vested. The options expire on May 1, 2035.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of June 30, 2025, the aggregate total of 562,500,000 stock options were outstanding. Stock compensation expense recognized for the period was $116,527.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $249,385 and $177,878 for the six months ended June 30, 2025 and 2024, respectively.

Advertising and Marketing

The Company expenses the cost of advertising and promotional materials when incurred. The advertising and marketing costs were $200,571 and $145,200 for the six months ended June 30, 2025 and 2024, respectively.

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

For the six months ended June 30, 2025 and 2024, the Company has not included shares issuable from 565,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

	For the Six Months Ended June 30,
	2025	2024

Income (Loss) to common shareholders (Numerator)	$(1,099,798)	$(909,746)

Basic weighted average number of common shares outstanding (Denominator)	704,861,438	704,599,512

Diluted weight average number of common shares outstanding (Denominator)	704,861,438	704,599,512

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2025, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of June 30, 2025, there were no financial instruments to report.

Change in Stockholder’s Equity

A change in mezzanine was reclassified and accounted for in the shareholders’ deficit statement in the current period.

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

3. PREFERRED STOCK

Preferred Stock June 30, 2025 and 2024

As of June 30, 2025, the Company had a total of 34,461 shares of Series C Preferred Stock outstanding with a fair value of $3,446,113, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stocks is entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

The preferred shares have been classified under mezzanine financing, a hybrid of debt and equity financing that gives a lender the right to convert debt to an equity interest in a company in case of default, generally, after venture capital companies and other senior lenders are paid.

4. COMMON STOCK

Common Stock June 30, 2025 and 2024

On May 2, 2025, the Company issued 803,536 shares of common stock for commitment fees paid for the equity financing during the period.

5. STOCK OPTIONS AND WARRANTS

Stock Options

During the six months ended June 30, 2025, there were 2,500,000 stock options granted by the Company. (See Note 2). Also, during the six months ended June 30, 2025 and 2024, no stock options expired.

	6/30/2025		6/30/2024
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	562,500,000	$0.0171	560,000,000	$0.0172
Granted	2,500,000	0.0395	-	-
Exercised	-	-	-	-
Expired/Cancelled	-	-	-	-
Outstanding as of the end of the periods	565,000,000	$0.0170	560,000,000	$0.0172
Exercisable as of the end of the periods	441,209,755	$0.0204	426,182,669	$0.0200

The weighted average remaining contractual life of options outstanding as of June 30, 2025 and 2024 was as follows:

6/30/2025				6/30/2024
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0037	2,500,000	416,664	9.43	-	-	-	-
$0.0395	2,500,000	138,888	9.84	-	-	-	-
$0.0137	50,000,000	32,181,971	4.72	$0.0137	50,000,000	20,556,024	5.72
$0.0126	5,000,000	3,472,232	7.92	$0.0126	5,000,000	1,388,889	8.92
$0.0121	100,000,000	-	4.96	$0.0121	100,000,000	-	5.96
$0.0223	5,000,000	5,000,000	6.71	$0.0223	5,000,000	3,333,333	7.71
$0.0210	400,000,000	400,000,000	3.79	$0.0210	400,000,000	400,000,000	4.79
	565,000,000	441,209,755			560,000,000	421,388,889

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate between seven (7) and (10) years from the date of grant or upon termination of employment. As of June 30, 2025, the aggregate total of 565,000,000 stock options were outstanding.

The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2025 and 2024, were $116,527 and $119,331, respectively.

As of June 30, 2025, there was no intrinsic value with regards to the outstanding options.

Warrants

During the six months ended June 30, 2025, the Company issued no common stock purchase warrants.

As of June 30, 2025 and 2024, the outstanding common stock purchase warrants were as follows:

	6/30/2025		6/30/2024
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Granted	-	-	-	-
Purchased	-	-	-	-
Outstanding as of the end of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Exercisable as of the end of the periods	228,958,334		228,958,334

The weighted average remaining contractual life of the warrants outstanding as of June 30, 2025 was as follows:

6/30/2025
Exercisable Price	Common Stock Purchase Warrants Outstanding	Common Stock Purchase Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0255	5,000,000	5,000,000	1.96
$0.04	125,000,000	125,000,000	1.02
$0.05	9,375,000	9,375,000	1.01
$0.06	83,333,334	83,333,334	1.33
$0.075	6,250,000	6,250,000	1.33
	228,958,334	228,958,334

There was no warrant compensation recognized as of June 30, 2025.

6. INTANGIBLE ASSETS

The Company’s acquired intangible assets at June 30, 2025 and December 31, 2024 consisted of the following:

June 30, 2025	Weighted Average Amortization Period (years)	Cost	Accumulated amortization	Net carrying value
Patents	1.05 – 6.08	$45,336	$28,713	$16,623

December 31, 2024	Weighted Average Amortization Period (years)	Cost	Accumulated amortization	Net carrying value
Patents	2.05 – 7.08	$45,336	$27,201	$18,135

Estimated future amortization expense for the Company’s intangible assets at June 30, 2025 as follows:

Period ending June 30,
2025 six months remaining	$1,511
2026	3,022
2027	3,022
2028	3,022
Thereafter	6,046
Total	$16,623

7. EQUITY FINANCING AGREEMENT

On May 2, 2025, the Company entered into an equity financing agreement, whereby the investor shall vest up to three million dollars ($3,000,000) the (“Commitment Amount”), over the course of twenty-four (24) months immediately following the effective date (“Contract Period”) to purchase the Company’s common stock with a par value of $0.0001 per share the (“Common Stock”). The investor can purchase shares equaling one hundred twelve and one half percent (112%) of the Put amount (the “Put Shares).

On May 2, 2025, the Company issued 803,536 common shares for equity financing cost at an exercise price of $0.037335 per share for a total of $30,000. The accounting of equity financing cost are accounted for as a deduction from equity to the extent they are incremental costs directly attributable to the equity transaction that otherwise would have been avoided. This accounting treatment recognizes that these costs provide future economic benefits to the Company and must be amortized. The amortization process ensures that the cost is spread over the period during which the Company benefits from the funds raised.

8. SEGMENT INFORMATION

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

The Company defines Adjusted EBITDA as income from operations, determined in accordance with GAAP, excluding the following:

●	depreciation and amortization of property and equipment;
●	amortization of acquired intangible assets;

8. SEGMENT INFORMATION (Continue)

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

The table below provides the Company’s Net loss, Operating Expenses, Other Income, and a reconciliation of Income/Loss to Adjusted EBITDA for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended
SEGMENT INFORMATION	June 30, 2025	June 30, 2024

REVENUE	$-	$-

LESS OPERATING EXPENSES
Selling and marketing expenses	200,571	145,200
General and administrative expenses	648,506	585,248
Research and development	249,385	177,878

EBITDA	(1,098,462)	(908,326)
Depreciation and amortization	1,641	2,054

SEGMENT NET LOSS	$(1,100,103)	$(910,380)
Reconciliation of profit or loss	305	634
Adjustment and reconciling items	0	0

Consolidated Net Income	$(1,099,798)	$(909,746)

9. COMMITMENTS AND CONTINGENCIES

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

On April 15, 2025, the Company entered into an agreement with a consultant to provide services to the Company regarding various aspects of its technology, including but not limited to technology development and business development as Chief Technology Officer. The consultant will be paid $10,000 per month.

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

Research Agreement

On August 1, 2023, the Company entered into an agreement with the Regents of the University of California, to perform research that would benefit both the University and the Sponsor (NewHydrogen, Inc.) and is consistent with the research and educational objectives of the University. The cost to Sponsor for the University’s performance shall not exceed $716,326. This agreement shall be performed on a cost-reimbursement basis. When expenditures reach the above amount, the Sponsor will not be required to fund, and the University will not be required to perform additional work hereunder unless by mutual agreement of both parties. As of the period ended June 30, 2025, the University was paid, the remainder of the agreement in the amount of $449,510. The agreement in the amount of $716,326 was paid in full.

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

As of June 30, 2025, there were no legal proceedings against the Company.

10. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has the following subsequent events to report:

On July 17, 2025, the Company issued 11,616,962 free trading shares to GHS Investments and received $298,769 less legal expense of $10,000 and clearing fees of $5,482 for a total of $314,252. The Company previously entered into an equity financing agreement with GHS Investments on May 2, 2025.

On August 6, 2025, the Company issued 4,770,259 free trading shares to GHS Investments and received $145,604 less clearing fees of $2,656 for a total of $148,260. The Company previously entered into an equity financing agreement with GHS Investments on May 2, 2025.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the six months ended June 30, 2025, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three months ended June 30, 2025, compared to the Three months ended June 30, 2024.

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses increased by $23,863 to $94,092 for the three months ended June 30, 2025, compared to $70,229 for the prior period ended June 30, 2024. The primary increase in (S&M) expenses was the result of an increase in service providers.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $102,209 to $381,053 for the three months ended June 30, 2025, compared to $278,844 for the prior period ended June 30, 2024. The primary increase overall was an increase in professional fees of $56,534, an increase in non-cash stock compensation of $18,108, and an overall decrease in other expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $58,928 to $147,867 for the three months ended June 30, 2025, compared to $88,939 for the prior period ended June 30, 2024. This overall increase of $56,828 in R&D expenses was the result of an increase in outside research fees and consultant cost.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2025 and 2024 was $820 and $1,027, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $169 to $128 for the three months ended June 30, 2025, compared to $297 for the prior period ended June 30, 2024. The decrease in other income and (expenses) was the result of an increase in interest income of $169. The decrease in other income and (expenses) was primarily due to the net change in interest income.

Net Loss

Our net loss for the three months ended June 30,2025 was $623,704, compared to $438,742 for the prior period ended June 30,2024. The Company has not generated any revenues. The majority of the decrease in net loss was due to an overall decrease in operating expenses and non-cash expense associated with the net change in stock option expense in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the stock options fluctuate, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations – Six months ended June 30, 2025, compared to the Six months ended June 30, 2024.

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses increased by $55,371 to $200,571 for the six months ended June 30, 2025, compared to $145,200 for the prior period ended June 30, 2024. The primary increase in (S&M) expenses was the result of an increase in service providers

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $63,258 to $648,506 for the six months ended June 30, 2025, compared to $585,248 for the prior period ended June 30, 2024. The primary increase overall was an increase in professional fees of $56,534, an increase in non-cash stock compensation of $18,108, and an overall decrease in other expenses.

Research and Development

Research and Development (“R&D”) expenses increased by $71,507 to $249,385 for the six months ended June 30, 2025, compared to $177,878 for the prior period ended June 30, 2024. This increase in R&D expenses was the result of an increase in outside research fees of $22,407 and consultant cost of $47,000, overall increase in materials and supplies of $2100.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2025 and 2024 was $1,641 and $2,054, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $329 to $305 for the six months ended June 30, 2025, compared to $634 for the prior period ended June 30, 2024. The decrease in other income and (expenses) was the result of an increase in interest income of $169. The decrease in other income and (expenses) was primarily due to the net change in interest income.

Net Loss

Our net loss for the six months ended June 30,2025 was $1,099,798, compared to $909,746 for the prior period ended June 30,2024. The Company has not generated any revenues. The majority of the decrease in net loss was due to an overall decrease in operating expenses and non-cash expense associated with the net change in stock option expense in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the stock options fluctuate, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended June 30, 2025, we did not generate any revenues, and recognized a net loss of $1,099,798, due to a change in operating expenses and cash of $1,100,906 used in operations. As of June 30, 2025, we had working capital of $1,150,677 and a shareholders’ deficit of $179,042,345.

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

As of June 30, 2025, we had working capital of $1,150,677 compared to $2,102,308 for the year ended December 31, 2024. This decrease in working capital was due primarily to a decrease in cash.

During the six months ended June 30, 2025, we used $1,003,615 of cash for operating activities, as compared to $824,205 for the prior period ended June 30, 2024. The increase in the use of cash for operating activities for the current period was a result of an increase in research and development cost, and advertising and marketing.

Net cash provided from equity financing activities for the six months ended June 30, 2025 and June 30, 2024 was $0. There was no equity financing during the current or prior period. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2024, expressed substantial doubt about our ability to continue as a going concern without additional capital becoming available. Our financial statements as of June 30, 2025, have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern, ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2025, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During our last fiscal quarter, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 13, 2025.

NEWHYDROGEN, INC.

By:	/s/ Steven Hill
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Lee
Chairman, President and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

