Form 10-Q
period 2025-09-30
NewHydrogen, Inc.
filed 2025-11-10
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

The number of shares of registrant’s common stock issued and outstanding as of November 10, 2025, was 759,218,392

NEWHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,306,271	$2,104,521
Prepaid expenses, other	19,176	5,761

TOTAL CURRENT ASSETS	1,325,447	2,110,282

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(36,922)	(36,727)

NET PROPERTY AND EQUIPMENT	303	498

OTHER ASSETS
Patents, net of amortization of $29,468 and $24,935 respectively	15,868	18,135
Deposit	770	770

TOTAL OTHER ASSETS	16,638	18,905

TOTAL ASSETS	$1,342,388	$2,129,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other payable	$7,285	$7,975

TOTAL CURRENT LIABILITIES	7,285	7,975

COMMITMENTS AND CONTINGENCIES (See Note 9)	-	-

Series C Convertible Preferred Stock, 34,461 and 34,853 shares outstanding, respectively, redeemable value of $3,446,113 and $3,485,313, respectively	3,446,113	3,485,313

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 730,648,728 and 704,599,512 shares issued and outstanding, respectively	73,065	70,460
Additional paid in capital	177,340,366	176,508,484
Accumulated deficit	(179,524,441)	(177,942,547)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(2,111,010)	(1,363,603)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,342,388	$2,129,685

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	95,463	83,539	296,034	228,739
General and administrative expenses	281,248	267,794	929,754	851,738
Research and development	104,689	90,142	354,074	268,021
Depreciation and amortization	821	1,027	2,462	3,080

TOTAL OPERATING EXPENSES	482,221	442,502	1,582,324	1,351,578

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(482,221)	(442,502)	(1,582,324)	(1,351,578)

OTHER INCOME/(EXPENSES)
Interest income	125	3,761	430	4,395

TOTAL OTHER INCOME (EXPENSES)	125	3,761	430	4,395

NET INCOME (LOSS)	$(482,096)	$(438,741)	$(1,581,894)	$(1,347,183)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	719,777,338	704,599,512	709,888,042	704,599,512

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

Condensed Statement of Shareholders’ Deficit

	NINE MONTHS ENDED SEPTEMBER 30, 2025
						Additional
		Preferred Stock		Common Stock		Paid-in	Accumulated
	Mezzanine	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	$3,485,313	-	$-	704,599,512	$70,460	$176,508,484	$(177,942,547)	$(1,363,603)

Stock compensation cost	-	-	-	-	-	55,376	-	55,376

Adjustment to mezzanine	(39,200)	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	(476,094)	(476,094)

Balance at March 31, 2025 (unaudited)	3,446,113	-	-	704,599,512	70,460	176,563,860	(178,418,641)	(1,784,321)

Issuance of common shares for commitment fees	-	-	-	803,536	80	29,920	-	30,000

Reclass adjustment to mezzanine	-	-	-	-	-	39,200	-	39,200

Stock compensation cost	-	-	-	-	-	61,151	-	61,151

Net Loss	-	-	-	-	-	-	(623,704)	(623,704)

Balance at June 30, 2025 (unaudited)	3,446,113	-	-	705,403,048	70,540	176,694,131	(179,042,345)	(2,277,674)

Issuance of common stock through equity financing	-	-	-	25,245,680	2,525	582,920	-	585,445

Stock compensation cost	-	-	-	-	-	63,315	-	63,315

Net Loss	-	-	-	-	-	-	(482,096)	(482,096)

Balance at September 30, 2025 (unaudited)	$3,446,113	-	$-	730,648,728	$73,065	$177,340,366	$(179,524,441)	$(2,111,010)

	NINE MONTHS ENDED SEPTEMBER 30, 2024
						Additional
		Preferred Stock		Common Stock		Paid-in	Accumulated
	Mezzanine	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	$3,485,313	-	$-	704,599,512	$70,460	$176,279,264	$(176,132,585)	$217,139

Stock and warrant compensation cost	-	-	-	-	-	76,287	-	76,287

Net Loss	-	-	-	-	-	-	(471,004)	(471,004)

Balance at March 31, 2024 (unaudited)	3,485,313	-	-	704,599,512	70,460	176,355,551	(176,603,589)	(177,578)

Stock and warrant compensation cost	-	-	-	-	-	43,043	-	43,043

Net Loss	-	-	-	-	-	-	(437,438)	(437,438)

Balance at June 30, 2024 (unaudited)	3,485,313	-	-	704,599,512	70,460	176,398,594	(177,041,027)	(571,973)

Stock and warrant compensation cost	-	-	-	-	-	54,945	-	54,945

Net Loss	-	-	-	-	-	-	(438,741)	$(438,741)

Balance at September 30, 2024 (unaudited)	$3,485,313	-	$-	704,599,512	$70,460	$176,453,539	$(177,479,768)	$(955,769)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,581,894)	$(1,347,183)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	2,462	3,080
Non-cash stock compensation expense	179,842	174,275
(Increase) Decrease in Changes in Assets
Prepaid expenses	(13,415)	(13,143)
Increase (Decrease) in Changes in Liabilities
Accounts payable	(690)	(6,174)

NET CASH USED IN OPERATING ACTIVITIES	(1,413,695)	(1,189,145)

NET CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH PROVIDED BY FINANCING ACTIVITIES
Common shares issued through an equity financing agreement	615,445	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	615,445	-

NET DECREASE IN CASH	(798,250)	(1,189,145)

CASH, BEGINNING OF PERIOD	$2,104,521	$3,678,441

CASH, END OF PERIOD	$1,306,271	$2,489,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION
Adjustment to mezzanine	$39,200	$-
Issuance of common shares for commitment fees	$30,000	$-
Equity commitment fees	$30,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for December 31, 2024.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the nine months ended September 30, 2025, the Company obtained funds from the issuance of common shares through our equity financing agreement with GHS Investments, LLC (“GHS”) . Management believes that it will continue to receive funding from its’ current investors and from new investors. Management believes the existing shareholders, and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

As of the nine months ended September 30, 2025, the Company had a loss of $1,581,894, which consisted of a non-cash amount of $179,842 for a net cash loss of $1,402,052. As of September 30, 2025, its accumulated deficit was $179,524,441. The Company has working capital to cover its’ operating expenses for the next nine months.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2025, the cash balance in excess of the FDIC limits was $1,056,271. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Depreciation expense for the nine months ended September 30, 2025 and 2024, were $195 and $813, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives (See Note 6).

	Useful Lives	9/30/2025	9/30/2024
Patents	15 years	$45,336	$45,336
Less accumulated amortization		(29,468)	(26,446)
		$15,868	$18,890

Amortization expense for the nine months ended September 30, 2025 and 2024, was $2,267 and $2,267, respectively.

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

On March 1, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000. The initial exercise date of the warrant is March 1, 2024, at an exercise price of $0.0255 per share, with a termination date of March 1, 2029. As of September 30, 2025, no warrants were exercised.

On March 15, 2022, the Company granted 5,000,000 stock options to a consultant for advisory services. The options vest at a rate of 138,889 options per month for a thirty-six (36) month period during the term of the optionee’s consultancy with the Company. As of September 30, 2025, the 5,000,000 stock options vested on March 12, 2025, with an expiration date of March 15, 2032.

On April 12, 2022, the Company granted an aggregate of 450,000,000 stock options to its employees for services, at an exercise price of $0.021. The options expire, and all rights to purchase the shares of common stock shall terminate seven (7) years from the date of grant or termination of employment. The 400,000,000 options are exercisable in the amount of 316,666,662 are exercisable upon grant, and the remaining 83,333,338 shares are exercisable in equal amounts over a ten (10) month period during the term of the optionee’s employment until the Option is 100% vested. The 50,000,000 options are exercisable in the amount of 19,444,446 are exercisable upon grant and the remaining 30,555,554 shares are exercisable in equal amounts over a twenty-two (22) month period during the term of the optionee’s employment until the Options is 100% vested. On March 11, 2023, one of the employees separated from the Company and 50,000,000 options were cancelled as of June 11, 2023. As of September 30, 2025, the remaining 400,000,000 stock options have vested.

On March 20, 2023, the Company granted 50,000,000 stock options, to purchase shares of the Company’s common stock at an exercise price of $0.0137 per share. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The options have a six-month cliff, whereby 8,333,333 shall become vested and exercisable on September 19, 2023, and the remaining 41,666,667 shall become exercisable in equal amounts over a thirty (30) month period during the term of the participant’s employment until fully vested. The unvested portion of the option will not be exercisable on or after the termination of continuous service. As of September 30, 2025, there were 36,057,287 options vested, with a remaining 13,942,713 options to vest. The options expire on March 19, 2030.

On May 9, 2023, the Company granted 5,000,000 stock options to a consultant, with an exercise price of $0.0126, and an expiration date of May 31, 2033. The options vest over a thirty-six (36) month period from June 1, 2023, with 833,360 options vesting on November 30, 2023, and 138,888 options vested at the end of each month from the end of the seventh month through May 31, 2026. As of September 30, 2025, there were 3,892,323 options vested, with a remaining 1,107,677 options to vest. The options expire on May 31, 2033.

On June 15, 2023, the Company granted 100,000,000 shares of stock options to two employees of the Company, with an exercise price of $0.0121, and an expiration date of June 15, 2030. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The grant of the options was made in consideration of services rendered and to be rendered by the employees to the Company. The 100,000,000 stock options vest and are exercisable in four (4) separate tranches based on performance as follows: (a) Tranche I -12,500,000 shares shall become vested and exercisable if the Company files an S-3 registration statement with the Securities and Exchange Commission (SEC) and it is declared effective by the SEC; (b) Tranche II – 12,500,000 shares shall become vested and exercisable if the Company’s shares are traded on a national securities exchange; (c) Tranche III – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceeds $100,000 per day over any 20 consecutive trade days; and (d) Tranche IV – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceed $200,000 per day over any 20 consecutive trade days. As of September 30, 2025, Tranche III of the performance milestones were met and the 25,000,000 options were vested. Management believes the probability of satisfying vesting conditions in the above four tranches is less than ten (10) percent during next 12 months based on the current market cap of less than $5,000,000 and average trading stock volume of less than $5,000 per day. As of September 30, 2025, 100,000,000 options remain outstanding, but none have vested. The options expire on June 15, 2030.

On December 9, 2024, the Company entered into an agreement with a consultant to provide advisory services in developing technology and products to produce green hydrogen. The Company granted 2,500,000 stock options, which vest starting January 1, 2025. The options vest at a rate of 69,444 options per month for thirty-five (35) months of consecutive service to the Company. The remaining 69,460 options will be vested at the end of the thirty-sixth (36th) month. The agreement will continue on a month-to-month basis until terminated at the earlier of: (i) 36 months from the date of the agreement, or (ii) any time by either party with a 5-day written notice from one party to the other. As of September 30, 2025, there were 624,998 options vested, and 1,875,002 options not yet vested. The options expire on December 1, 2027.

On May 1, 2025, the Company entered into an agreement with a consultant to provide technology services to the Company in developing technology and products to produce green hydrogen. The Company granted 2,500,000 common stock options, which vest starting May 1, 2025. The options vest at a rate of 69,444 options per month for thirty-five (35) months of consecutive service to the Company. The remaining 69,460 options will be vested at the end of the thirty-sixth (36th) month. The agreement will continue on a month-to-month basis until terminated at the earlier of: (i) 36 months from the date of the agreement, or (ii) any time by either party with a 5-day written notice from one party to the other. As of September 30, 2025, there were 349,315 options vested, and 2,150,685 options not yet vested. The options expire on May 1, 2035.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of September 30, 2025, the aggregate total of 565,000,000 stock options were outstanding. Stock compensation expense recognized for the period was $179,842.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $354,074 and $268,021 for the nine months ended September 30, 2025 and 2024, respectively.

Advertising and Marketing

The Company expenses the cost of advertising and promotional materials when incurred. The advertising and marketing costs were $296,034 and $228,739 for the nine months ended September 30, 2025 and 2024, respectively.

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

For the nine months ended September 30, 2025 and 2024, the Company has not included shares issuable from 565,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

	For the Nine Months Ended September 30,
	2025	2024

Income (Loss) to common shareholders (Numerator)	$(1,581,894)	$(1,347,183)

Basic weighted average number of common shares outstanding (Denominator)	709,888,042	704,599,512

Diluted weight average number of common shares outstanding (Denominator)	709,888,042	704,599,512

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2025, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of September 30, 2025, there were no financial instruments to report.

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

3. PREFERRED STOCK

Preferred Stock September 30, 2025 and 2024

As of September 30, 2025, the Company had a total of 34,461 shares of Series C Preferred Stock outstanding with a fair value of $3,446,113, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stocks is entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

The preferred shares have been classified under mezzanine financing, a hybrid of debt and equity financing that gives a lender the right to convert debt to an equity interest in a company in case of default, generally, after venture capital companies and other senior lenders are paid.

4. COMMON STOCK

Common Stock September 30, 2025 and 2024

During the quarter ended September 30, 2025, the Company issued an aggregate of 25,245,680 shares of common stock for $615.445, related to the equity financing agreement. (See Note 7).

On May 2, 2025, the Company issued 803,536 shares of common stock for equity commitment fees in the amount of $30,000 during the period. (See Note 7)

5. STOCK OPTIONS AND WARRANTS

Stock Options

During the nine months ended September 30, 2025, there were 2,500,000 stock options granted by the Company. (See Note 2). Also, during the nine months ended September 30, 2025, no stock options expired.

	9/30/2025		9/30/2024
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	562,500,000	$0.0171	560,000,000	$0.0172
Granted	2,500,000	0.0395	-	-
Exercised	-	-	-	-
Expired/Cancelled	-	-	-	-
Outstanding as of the end of the periods	565,000,000	$0.0172	560,000,000	$0.0172
Exercisable as of the end of the periods	445,921,826	$0.0192	426,336,424	$0.0200

The weighted average remaining contractual life of options outstanding as of September 30, 2025 and 2024 was as follows:

9/30/2025				9/30/2024
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0037	2,500,000	624,996	9.18	-	-	-	-
$0.0395	2,500,000	347,220	9.59	-	-	-	-
$0.0137	50,000,000	36,057,287	4.47	$0.0137	50,000,000	20,682,393	5.47
$0.0126	5,000,000	3,892,323	7.67	$0.0126	5,000,000	1,817,352	8.67
$0.0121	100,000,000	-	4.71	$0.0121	100,000,000	-	5.71
$0.0223	5,000,000	5,000,000	6.46	$0.0223	5,000,000	3,836,679	7.46
$0.0210	400,000,000	400,000,000	3.53	$0.0210	400,000,000	400,000,000	4.53
	565,000,000	445,921,826			560,000,000	426,336,424

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate between seven (7) and (10) years from the date of grant or upon termination of employment. As of September 30, 2025, the aggregate total of 565,000,000 stock options were outstanding.

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2025 and 2024, were $179,842 and $174,275, respectively.

As of September 30, 2025, there was no intrinsic value with regards to the outstanding options.

Warrants

During the nine months ended September 30, 2025, the Company issued no common stock purchase warrants.

As of September 30, 2025 and 2024, the outstanding common stock purchase warrants were as follows:

	9/30/2025		9/30/2024
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Granted	-	-	-	-
Purchased	-	-	-	-
Outstanding as of the end of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Exercisable as of the end of the periods	228,958,334		228,958,334

The weighted average remaining contractual life of the warrants outstanding as of September 30, 2025 was as follows:

9/30/2025
Exercisable Price	Common Stock Purchase Warrants Outstanding	Common Stock Purchase Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0255	5,000,000	5,000,000	1.71
$0.04	125,000,000	125,000,000	0.77
$0.05	9,375,000	9,375,000	0.76
$0.06	83,333,334	83,333,334	1.08
$0.075	6,250,000	6,250,000	1.08
	228,958,334	228,958,334

There was no warrant compensation recognized as of September 30, 2025.

6. INTANGIBLE ASSETS

The Company’s acquired intangible assets as of September 30, 2025 and December 31, 2024 consisted of the following:

September 30, 2025	Weighted Average Amortization Period (years)	Cost	Accumulated amortization	Net carrying value
Patents	0.55 – 5.58	$45,336	$29,468	$15,868

December 31, 2024	Weighted Average Amortization Period (years)	Cost	Accumulated amortization	Net carrying value
Patents	2.05 – 7.08	$45,336	$27,201	$18,135

Estimated future amortization expense for the Company’s intangible assets at September 30, 2025 as follows:

Period ending September 30,
2025 three months remaining	$756
2026	3,022
2027	3,022
2028	3,022
Thereafter	6,046
Total	$15,868

7. EQUITY FINANCING AGREEMENT

On May 2, 2025, the Company entered into an equity financing agreement with GHS pursuant to which GHS has agreed to provide up to three million dollars ($3,000,000) upon effectiveness of a registration statement on Form S-1. Following effectiveness of the registration statement, the Company shall have the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed two hundred percent (200%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to ninety-two- and one-half percent (92.5%) of the lowest traded price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS and one hundred twelve and one-half percent (112.5%) of the put amount shall be delivered in shares in each particular put. No put will be made in an amount greater than $500,000. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $3,000,000 worth of put shares. The Company filed the registration statement with the SEC on May 19, 2025, which was declared effective on May 30, 2025.

During the period ended September 30, 2025, the Company issued 25,245,680 shares of common stock, at purchase prices between $0.0195689 – 0.031080 for a fair value of $585,445, less the $30,000 commitment fee.

The Agreement is accounted for under ASC 815-40 standard for equity instruments, including common shares issued through an equity finance agreement. This standard provides guidance on the recognition and measurement of equity instruments, including the accounting for equity finance cost.

On May 2, 2025, the Company issued 803,536 shares of common stock to GHS in connection with its equity financing at a price of $0.037335 per share for a total of $30,000 in consideration. The equity financing cost is accounted for as a deduction from equity to the extent it is incremental costs directly attributable to the equity transaction that otherwise would have been avoided. This accounting treatment recognizes that these costs provide future economic benefits to the Company.

On July 17, 2025, the Company issued 11,616,962 shares of common stock through its equity financing agreement and received $298,770 less legal and clearing fees of $15,482 for a total of $314,252.

On August 6, 2025, the Company issued 4,770,259 shares of common stock through its equity financing agreement and received $145,604 less clearing fees of $2,656 for a total of $148,260.

On September 3, 2025, the Company issued 5,499,766 shares of common stock through its equity financing agreement and received $108,546 less clearing fees of $2,244 for a total of $110,709.

On September 18, 2025, the Company issued 3,358,693 shares of common stock through its equity financing agreement and received $62,861 less clearing fees of $2,865 for a total of $65,726.

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

The table below provides the Company’s Net loss, Operating Expenses, Other Income, and a reconciliation of Income/Loss to Adjusted EBITDA for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
SEGMENT INFORMATION	September 30, 2025	September 30, 2024

REVENUE	$-	$-

LESS OPERATING EXPENSES
Selling and marketing expenses	296,034	228,739
General and administrative expenses	929,754	851,738
Research and development	354,074	268,021

EBITDA	(1,579,862)	(1,348,498)
Depreciation and amortization	2,462	3,080

SEGMENT NET LOSS	$(1,582,324)	$(1,351,578)
Reconciliation of profit or loss	430	4,395
Adjustment and reconciling items	-	-

Consolidated Net Income	$(1,581,894)	$(1,347,183)

9. COMMITMENTS AND CONTINGENCIES

Office Rental

The Company rents office space on a month to month basis with a monthly rent payment in the amount of $550.

Consultant Agreement

On May 30, 2023, the Company entered into an amendment (the “May 2023 Amendment”) to an advisory agreement dated March 15, 2022 entered into with a consultant for general business consulting services to the Company, including but not limited to technology, business development, and product development services. In connection with the advisory agreement, the Company granted the consultant 5,000,000 stock options, vesting at a rate of 138,889 options per month for thirty-six (36) months of consecutive service to the Company. The May 2023 Agreement provided for cash compensation based on an hourly rate of $200 for the services specifically requested by the Company in lieu of a fixed monthly fee. The May 2023 Amendment became effective on June 15, 2023, and will continue on a month-to-month basis until terminated at the earlier of March 15, 2025, or at any time by either party upon a 5-day written notice to the other party. On March 15, 2025, the parties entered into a second amendment to extend the term of the advisory agreement to March 15, 2028. Except for the amendments described above, the provisions of the advisory agreement dated March 15, 2022, shall remain effective.

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

On April 15, 2025, the Company entered into an agreement with a consultant to provide general business services to the Company, including but not limited to technology development and business development services as the Company’s Chief Technology Officer. The consultant will be paid $10,000 per month.

On May 1, 2025, the Company entered into an agreement with a consultant, to perform research that would benefit the Company at a monthly compensation of $3,000. The Company also granted stock options to the consultant to purchase 2,500,000 shares of common stock of the Company which will vest over a thirty-six (36) month period.

On May 1, 2025, the Company entered into an option agreement with the Regents of the University of California (the “Regents”), to obtain an exclusive option to utilize certain patent rights and solely for the purpose of providing the Company with additional time to evaluate certain inventions to determine its interest in pursuing an exclusive license to the Regents’ interest in certain patent rights. The option expires on July 31, 2026. As partial consideration for the option, the Company paid the Regents an option execution fee of $20,000

Research Agreement

On August 1, 2023, the Company entered into an agreement with the Regents of the University of California, to perform research that would benefit both the University and the Company, as Sponsor, and that is consistent with the research and educational objectives of the University. The cost to the Company for the University’s performance shall not exceed $716,326. The agreement shall be performed on a cost-reimbursement basis. When expenditures reach the above amount, the Company will not be required to fund, and the University will not be required to perform additional work thereunder unless by mutual agreement of both parties. As of September 30, 2025, the Company paid an aggregate of $716,326 to the University which is the maximum payment under the Agreement. .

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

As of September 30, 2025, there were no legal proceedings against the Company.

10. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has the following subsequent events to report:

On October 8, 2025, the Company issued 6,034,628 free trading shares to GHS Investments and received $96,226 less clearing fees of $3,010 for a total of $99,236. Also, on October 29, 2025, the Company issued 22,535,036 free trading shares to GHS Investments and received $434,402 less clearing fees of $1,025 for a total of $435,427.

The shares were issued pursuant to the equity financing agreement entered into with GHS Investments on May 2, 2025.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended September 30, 2025, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three months ended September 30, 2025, compared to the Three months ended September 30, 2024.

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses increased by $11,924 to $95,463 for the three months ended September 30, 2025, compared to $83,539 for the prior period ended September 30, 2024. The primary increase in S&M expenses was the result of an increase in spending on advertising.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $13,454 to $281,248 for the three months ended September 30, 2025, compared to $267,794 for the prior period ended September 30, 2024. The overall increase was an increase in insurance expense.

Research and Development

Research and Development (“R&D”) expenses increased by $14,547 to $104,689 for the three months ended September 30, 2025, compared to $90,142 for the prior period ended September 30, 2024. This overall increase of $14,547 in R&D expenses was the result of an increase in consultant costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2025 and 2024 was $821 and $1,027, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $3,636 to $125 for the three months ended September 30, 2025, compared to $3,761 for the prior period ended September 30, 2024. The decrease in other income and (expenses) was the result of a decrease in interest income of $3,636.

Net Loss

Our net loss for the three months ended September 30,2025 was $482,096, compared to $438,741 for the prior period ended September 30,2024. The Company has not generated any revenues. The majority of the decrease in net loss was due to an overall decrease in operating expenses and non-cash expense associated with the net change in stock option expense in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the stock options fluctuate, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations – Nine months ended September 30, 2025, compared to the Nine months ended September 30, 2024.

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses increased by $67,295 to $296,034 for the nine months ended September 30, 2025, compared to $228,739 for the prior period ended September 30, 2024. The primary increase in S&M expenses was the result of an increase in service providers.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $78,016 to $929,754, for the nine months ended September 30, 2025, compared to $851,738 for the prior period ended September 30, 2024. The primary increase was an increase in professional fees of $80,309, with an overall decrease in other expenses of $2,293.

Research and Development

Research and Development (“R&D”) expenses increased by $86,053 to $354,074 for the nine months ended September 30, 2025, compared to $268,021 for the prior period ended September 30, 2024. This increase in R&D expenses was the result of an increase in consultant services of $147,250, with an overall decrease of $61,197 in other expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2025 and 2024 was $2,462 and $3,080, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $3,965 to $430 for the nine months ended September 30, 2025, compared to $4,395 for the prior period ended September 30, 2024. The decrease in other income and (expenses) was primarily due to the net change in interest income.

Net Loss

Our net loss for the nine months ended September 30, 2025 was $1,581,894, compared to $1,347,183 for the prior period ended September 30,2024. The Company has not generated any revenues. The majority of the decrease in net loss was due to an overall decrease in operating expenses and non-cash expense associated with the net change in stock option expense in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the stock options fluctuate, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying unaudited condensed financial statements as of September 30, 2025, have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended September 30, 2025, we did not generate any revenues, and recognized a net loss of $1,581,894, due to a change in operating expenses and cash of $1,413,695 used in operations. As of September 30, 2025, we had working capital of $1,318,162 and a shareholders’ deficit of $179,524,441.

Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors, including through the use of its equity financing agreement entered into with GHSManagement believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due and will allow the development of our core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt-financing or cause substantial dilution for our stockholders, in case of equity financing.

As of September 30, 2025, we had working capital of $1,318,162 compared to $2,102,307 for the year ended December 31, 2024. This decrease in working capital was due primarily to a decrease in cash.

During the nine months ended September 30, 2025, we used $1,413,695 in cash for operating activities, as compared to $1,189,145 for the prior period ended September 30, 2024. The increase in the use of cash for operating activities for the current period was a result of an increase in research and development cost, and advertising and marketing.

Net cash provided from equity financing activities for the nine months ended September 30, 2025 was $615,445, and for the prior period September 30, 2024 was $0. There was no equity financing during the prior period. Our capital needs have primarily been met from the proceeds of the sale of our securities, as we currently have not generated any revenues.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2024, expressed substantial doubt about our ability to continue as a going concern without additional capital becoming available. Our financial statements as of September 30, 2025, have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern, ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2025, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 10, 2025.

NEWHYDROGEN, INC.

By:	/s/ Steven Hill
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Lee
Chairman, President and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

