Form 10-K
period 2025-12-31
NewHydrogen, Inc.
filed 2026-03-30
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2025, was approximately $22,420,280.

The number of shares of the registrant’s common stock outstanding, as of March 30, 2026 was 768,031,041.

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

Manufacturing and Distribution

On February 2, 2022, we entered into a Manufacturing Supply Agreement with Verde LLC providing for the future commercial production of hydrogen generation plants. The term of the agreement ended on December 31, 2024.

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

On March 5, 2025, we jointly with UC Santa Barbara filed a U.S. patent to protect intellectual property rights for “Coupled Multi-phase Oxidation-Reduction for Production of Chemicals, application number 63/767,269.  The inventors listed on the patent are Eric W. McFarland (NewHydrogen Chief Technology Officer), Justin Marlowe (UCSB Research Scientist), Yikyeom Kim (UCSB Research Scientist), Ryan Patrick (NewHydrogen Senior Chemical Engineer) and Phil Christopher (UCSB Principal Investigator). We currently have an option to negotiate for an exclusive license agreement for the use of the technology.

On October 16, 2025, we jointly with UC Santa Barbara filed a U.S. patent to protect the intellectual property rights for “Improved Materials and methods for Production of chemicals by Thermochemical Looping”, application number 63/900,606. The inventors listed on the patent are Eric W. McFarland (NewHydrogen Chief Technology Officer), Justin Marlowe (UCSB Research Scientist), Yikyeom Kim (UCSB Research Scientist), Ryan Patrick (NewHydrogen Senior Chemical Engineer) and Phil Christopher (UCSB Principal Investigator). We currently have an option to negotiate for an exclusive license agreement for the use of the technology.

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

On June 28, 2023, the Company entered into a Research Agreement (the “Agreement”) with The Regents of the University of California (the “University”), on behalf of its Santa Barbara Campus. Pursuant to the Agreement, the University will perform certain research with respect to Thermochemical Water Splitting for Hydrogen Production from Water. The Agreement provides that the research will be completed under the direction of Professors Phillip Christopher and Eric McFarland, who will serve as principal Investigators. The Agreement also sets forth the rights to any data or information developed by the University under the Agreement, as well as the ownership of any patentable developments or discoveries arising from the Agreement. On November 17, 2025, the Company and the Regents of the University of California amended the Research Agreement to increase consideration payable to the University to $1,690,038. The effective date of the Amendment is November 17, 2025 and the term of the Agreement runs through November 30, 2026.

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

Human Capital Resources

As of March 30, 2026 we had two (2) full time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS.

WE HAVE A LIMITED HISTORY OF LOSSES AND HAVE NEVER REALIZED REVENUES TO DATE.

Since inception, we have incurred losses and have negative cash flows from operations and have realized only minimal revenues. From inception through December 31, 2025, we have an accumulated deficit of $180,184,490. These factors, among others discussed in Note (1) to the financial statements included in this annual report, raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors and executive officers beneficially own approximately 43% of the outstanding shares of our common stock as of December 31, 2025. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of matters submitted to a vote of our stockholders.

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

Our common stock is quoted on the OTCQB under the symbol “NEWH.”

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

As of March 30, 2026, our common stock was held by 85 stockholders of record and we had 768,031,041 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2025 COMPARED TO THE YEAR ENDED DECEMBER 31, 2024

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses increased by $84,322 to $400,946 for the year ended December 31, 2025, compared to $316,624 for the prior year ended December 31, 2024.The increase in S&M expenses was the result of an increase in service providers of $2,983, an increase in website development and maintenance of $68,181, and a net increase in ad campaigns and post-production services of $13,158.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $696,464 to $1,827,776 for the year ended December 31, 2025, compared to $1,131,312 for the prior period December 31, 2024. This increase in G&A expenses was the result of an increase in non-cash stock compensation of $848,710, an increase in professional fees of $91,642, an increase in salaries of $11,667, with a decrease in Other G&A expenses of $26,334.

Research and Development

Research and Development (“R&D”) expenses increased by $253,378 to $615,916 for the year ended December 31, 2025, compared to $362,538 for the prior period ended December 31, 2024. This overall increase in R&D expenses was the result of an increase in corporate outside services and consultants.

Depreciation and amortization Expense

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $3,282 and $4,106, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $(3,641) to $977 of other expense for the year ended December 31, 2025, compared to $4,618 of other income for the prior period ended December 31, 2024. The decrease of $3,641 consisted of interest income and cash discounts combined.

Net Loss

Our net loss was $2,846,943 for the year ended December 31, 2025, compared to a net loss of $1,809,962 for the prior period ended December 31, 2024. The increase of $1,036,981 in net loss was due to an increase in overall expenses. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, we had $1,432,828 in working capital as compared to $2,102,307 for the prior year ended December 31, 2024. The decrease in working capital was due primarily to a decrease in cash.

During the year ended December 31, 2025, the Company used $1,993,400 of cash for operating activities, as compared to $1,573,920 for the prior year ended December 31, 2024. The increase in the use of cash for operating activities was a result of an increase in professional fees of $91,464, advertising and marketing of $84,322, research and development of $253,378, with an overall decrease of $9,684. The Company is focused on development of silicon anode additive technology for next generation lithium-ion batteries.

Cash used in investing activities for the years ended December 31, 2025 and 2024 was $0, respectively.

Cash provided from financing activities during the year ended December 31, 2025 and 2024 was $1,325,472 and $0, respectively. Our capital needs have primarily been met from the proceeds of convertible debt offerings and equity financing. We are currently in the development stage of our business and have no revenues.

Our financial statements as of December 31, 2025 and 2024 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 30, 2026 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of clean energy technologies to lower the cost of producing green hydrogen. The Company’s current focus is on developing ThermoLoop™, a breakthrough technology that uses water and heat rather than electricity to potentially produce the world’s lowest cost green hydrogen.

Our plan of operation within the next twelve months is to utilize our cash balances and additional capital injection through sale of securities to maintain the existing ThermoLoopTM technology development program at UCSB.

We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next six months. Management estimates that it will require additional cash resources during second half of 2026, based upon its current operating plan and condition. We expect increased expenses in mid 2026 when we ramp up prototyping efforts related to our thermochemical water splitting technology.

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

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report by the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2025, our internal controls over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
David Lee	66	Chairman, President and Acting Chief Financial Officer
Steven Hill	55	Chief Executive Officer and Director

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

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held seven (7) meetings in 2025 including three (3) meetings prior to filing our quarterly reports and one (1) meeting prior to filing this annual report. All Board members were present at all of the meetings.

Insider Trading Policy

Given our small size, our board of directors has not yet adopted an insider trading policy that is appropriate for a company of our size. The board intends to consider adopting an appropriate insider trading policy in the future.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for the named executive officers.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards	Option Awards $	Non-Equity Incentive Plan Compensation $		Non-Qualified Deferred Compensation $	All Other Compensation $	Total $

David Lee (1) (3)	2025	$300,000	-	-	-		$-	-	-	$300,000
President and Acting CFO	2024	$300,000	-	-	-	$		-	-	$300,000

Steven Hill (2) (4)	2025	$285,000	-	-	-		$-	-	-	$285,000
CEO and Vice President	2024	$273,333	-	-		$		-	-	$273,333

(1)	Calculated at fair value in accordance with the authoritative guidance provided by the Financial Accounting Standards Board, where the value of the stock compensation is based upon the grant date and recognized over the vesting period. On the grant date of February 18, 2021, half of the shares vested immediately, and the remaining half shall become exercisable in equal amounts over a twenty-four (24) month period during the term of the Optionee’s employment. On June 29, 2021, the Company repriced the options and recognized additional compensation expense per ASC 718. Mr. Lee was granted options to purchase 400,000,000 shares of common stock at an exercise prices of $0.021 - $0.091, with a cumulative fair value of $32,384,870 calculated using the Black Scholes method.

(2)	Calculated at fair value in accordance with the authoritative guidance provided by the Financial Accounting Standards Board, where the value of the stock compensation is based upon the grant date and recognized over the vesting period. On the grant date of March 20, 2023, the options had a six (6) month cliff, plus a thirty (30) month vesting period options shall become exercisable during the term of the Optionee’s employment. Mr. Hall was granted options to purchase 50,000,000 shares of common stock at an exercise price of $0.0137, with a fair value of $160,400 calculated using the Black Scholes method.

(3)	Mr. Lee resigned as chief executive officer on June 15, 2023.

(4)	Mr. Hill was appointed as Chief Executive Officer on June 15, 2023 and Vice President in March 20, 2023.

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

In the year ended December 31, 2025, no options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 30, 2026, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 30, 2026, upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 30, 2026 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o NewHydrogen, Inc., 27936 Vista Canyon Blvd, Suite 202, Santa Clarita, CA 91387.

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned(1)
Common Stock	David Lee (2)	417,269,290	35.3%
Common Stock	Steven Hill (3)	62,499,973	7.5%
All Executive Officers and Directors as a Group (2 individuals)		479,769,263	42.9%

1.	Based upon 768,031,045 shares of common stock outstanding as of March 30, 2026.
2.	Includes 4,769,290 shares of common stock and 412,500,000 shares of common stock underlying options that are fully vested and that will vest within 60 days of the date of this report.
3.	Includes 62,499,973 shares of common stock underlying options that are fully vested and that will vest within 60 days of the date of this report.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information about our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders	500,000,000	$0.0121- 0.0137	-
Equity compensation plans not approved by security holders	15,000,000	$0.0126-0.0395	-
Total	565,000,000		-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Other than compensation arrangements, there were no material related party transactions which were entered into during the last two fiscal years.

Director Independence

We currently do not have any directors who are “independent” as defined under the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table shows that fees that were billed to the Company by our independent registered public accounting firm for professional services rendered in 2025 and 2024.

The audit fees represent fees for professional services performed by M&K CPAS, PLLC (“M&K”) as applicable, for the audit of our financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Year	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2025	$25,000	$-	$-	$-
2024	$25,000	$-	$-	$-

Audit-Related Fees

We did not incur assurance and audit-related fees during 2025 and 2024, to M&K as applicable, nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the years ended December 31, 2025 and 2024, respectively.

All Other Fees

There were no other fees billed to us by M&K as applicable, for services rendered to us during the years ended December 31, 2025 and 2024, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

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

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on April 24, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.2	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on May 25, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.3	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on June 8, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.4	Certificate of Amendment to Articles of Incorporation of BioSolar Labs, Inc. filed with the Nevada Secretary of State on July 18, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011)

3.5	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on July 10, 2013 (Incorporated by reference to the Company’s Quarterly Report of Form 10-Q filed with the SEC on October 25, 2013)

3.6	Bylaws of BioSolar, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on November 22, 2006)

3.7	Certificate of Designations of Preferences Rights and Limitations of Series A Preferred Stock filed with the Nevada Secretary of State on October 29, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2019)

3.8	Certificate of Amendment to Articles of Incorporation of BioSolar, Inc. filed with the Nevada Secretary of State on December 10, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2019)

3.9	Certificate of Designations of Preferences Rights and Limitations of Series B Preferred Stock filed with the Nevada Secretary of State on January 15, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

3.10	Certificate of Designation of Preferences Rights and Limitation of Series C Preferred Stock filed with the Nevada Secretary of State on March 11, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021)

3.11	Certificate of Designations of Preferences Rights and Limitations of Series D Preferred Stock filed with the Nevada Secretary of State on April 14, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2021)

3.12	Articles of Conversion/Exchange/Merger filed with the Nevada Secretary of State on April 28, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the SEC on May 3, 2021)

3.13	Certificate to Accompany Amended and Restated Articles filed on June 9, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2021)

4.1	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

10.1	Convertible Promissory Note dated as of January 14, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

10.2	Securities Purchase Agreement dated as of January 14, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021)

10.3	Engagement Letter dated as of January 22, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.4	Form of Securities Purchase Agreement dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.5	Form of Warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.6	Form of Registration Rights Agreement dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.7	Form of Placement Agent Warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.8	Form of Pre-Funded warrant dated as of January 24, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021)

10.9	Securities Purchase Agreement dated as of March 9, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021)

10.10	Form of Securities Purchase Agreement dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.11	Form of Common Warrant dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.12	Form of Pre-Funded Warrant dated as of April 4, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)

10.13	NewHydrogen, Inc. 2022 Equity Incentive Plan (Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 13, 2022)

10.14	Form of Third Amendment to the Sponsored Research Agreement (Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 1, 2022)

10.15	Employment Offer Agreement dated March 11, 2023 (Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 16, 2023)

10.16	Research Agreement with the Regents of the University of California, dated August 1, 2023 (Filed as exhibit to the Company’s current report on Form 8-K filed with the SEC on July 3, 2023)

10.17	Equity Financing Agreement, dated May 2, 2025, between the Company and GHS Investments, LLC (Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on May 5, 2025.)

10.18	Registration rights Agreement dated May 2, 2025, between the Company and GHS Investments, LLC (Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on May 5, 2025.)

23.1	Consent of M&K CPAs, PLLC (filed herewith)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2008)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

31.2	Certification by Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 30, 2026.

NEWHYDROGEN, INC.

By:	/s/ Steven Hill
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/s/ STEVEN HILL	CHIEF EXECUTIVE OFFICER	March 30, 2026
STEVEN HILL	(PRINCIPAL EXECUTIVE OFFICER)

/s/ DAVID LEE	CHAIRMAN, PRESIDENT AND	March 30, 2026
DAVID LEE	ACTING CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

INDEX TO FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NewHydrogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NewHydrogen, Inc. (the Company) as of December 31, 2025 and 2024 and the related statements of operations, stockholders’ deficit, and cash flows for the two years period then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has not yet generated any significant revenue, has incurred recurring losses from operations, generated negative cash flows from operating activities and had an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 1, the Company has not yet generated any significant revenue, has incurred recurring losses from operations, generated negative cash flows from operating activities and had an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern.

We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

The Woodlands, Texas

March 30, 2026

NEWHYDROGEN, INC.

BALANCE SHEETS

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

ASSETS

CURRENT ASSETS
Cash	$1,436,928	$2,104,521
Prepaid expenses, other	6,021	5,761

TOTAL CURRENT ASSETS	1,442,949	2,110,282

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(36,986)	(36,727)

NET PROPERTY AND EQUIPMENT	239	498

OTHER ASSETS
Patents, net of amortization of $30,224 and $27,201 respectively	15,112	18,135
Deposit	770	770

TOTAL OTHER ASSETS	15,882	18,905

TOTAL ASSETS	$1,459,070	$2,129,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other payable	$9,786	$7,975

TOTAL CURRENT LIABILITIES	9,786	7,975

COMMITMENTS AND CONTINGENCIES (See Note 9)	-	-

Series C Convertible Preferred Stock, 34,853 and 34,853 shares outstanding, respectively, redeemable value of $3,446,113 and $3,485,313, respectively	3,485,313	3,485,313

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 768,031,041 and 704,599,512 shares issued and outstanding, respectively	76,803	70,460
Additional paid in capital	178,676,658	176,508,484
Accumulated deficit	(180,789,490)	(177,942,547)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(2,036,029)	(1,363,603)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,459,070	$2,129,685

The accompanying notes are an integral part of these audited financial statements

NEWHYDROGEN, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Years Ended
	December 31, 2025	December 31, 2024

REVENUE	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	400,946	316,624
General and administrative expenses	1,827,776	1,131,312
Research and development	615,916	362,538
Depreciation and amortization	3,282	4,106

TOTAL OPERATING EXPENSES	2,847,920	1,814,580

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(2,847,920)	(1,814,580)

OTHER INCOME/(EXPENSES)
Interest income	977	4,618

TOTAL OTHER INCOME (EXPENSES)	977	4,618

NET INCOME (LOSS)	$(2,846,943)	$(1,809,962)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	721,534,051	704,599,512

The accompanying notes are an integral part of these audited financial statements

NEWHYDROGEN, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	YEAR ENDED DECEMBER 31, 2025
						Additional
		Preferred Stock		Common Stock		Paid-in	Accumulated
	Mezzanine	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	$3,485,313	-	$-	704,599,512	$70,460	$176,508,484	$(177,942,547)	$(1,363,603)

Stock compensation cost	-	-	-	-	-	55,376	-	55,376

Net Loss	-	-	-	-	-	-	(476,094)	(476,094)

Balance at March 31, 2025	3,485,313	-	-	704,599,512	70,460	176,563,860	(178,418,641)	(1,784,321)

Issuance of common shares for commitment fees	-	-	-	803,536	80	29,920	-	30,000

Stock compensation cost	-	-	-	-	-	61,151	-	61,151

Net Loss	-	-	-	-	-	-	(623,704)	(623,704)

Balance at June 30, 2025	3,485,313	-	-	705,403,048	70,540	176,654,931	(179,042,345)	(2,316,874)

Issuance of common stock through equity financing	-	-	-	25,245,680	2,525	583,255	-	585,780

Stock compensation cost	-	-	-	-	-	63,315	-	63,315

Net Loss	-	-	-	-	-	-	(482,096)	(482,096)

Balance at September 30, 2025	3,485,313	-	-	730,648,728	73,065	177,301,501	(179,524,441)	(2,149,875)

Issuance of common stock through equity financing	-	-	-	37,382,313	3,738	706,289	-	710,027

Stock compensation cost	-	-	-	-	-	668,868	-	668,868

Net Loss	-	-	-	-	-	-	(1,265,049)	(1,265,049)

Balance at December 31, 2025	$3,485,313	-	$-	768,031,041	76,803	178,676,658	(180,789,490)	(2,036,029)

The accompanying notes are an integral part of these audited financial statements

	YEAR ENDED DECEMBER 31, 2024
						Additional
		Preferred Stock		Common Stock		Paid-in	Accumulated
	Mezzanine	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	$3,485,313	-	$-	704,599,512	$70,460	$176,279,264	$(176,132,585)	$217,139

Stock and warrant compensation cost	-	-	-	-	-	76,287	-	76,287

Net Loss	-	-	-	-	-	-	(471,004)	(471,004)

Balance at March 31, 2024	3,485,313	-	-	704,599,512	70,460	176,355,551	(176,603,589)	(177,578)

Stock and warrant compensation cost	-	-	-	-	-	43,043	-	43,043

Net Loss	-	-	-	-	-	-	(437,438)	(437,438)

Balance at June 30, 2024	3,485,313	-	-	704,599,512	70,460	176,398,594	(177,041,027)	(571,973)

Stock and warrant compensation cost	-	-	-	-	-	54,945	-	54,945

Net Loss	-	-	-	-	-	-	(438,741)	$(438,741)

Balance at September 30, 2024	3,485,313	-	-	704,599,512	70,460	176,453,539	(177,479,768)	(955,769)

Stock compensation cost	-	-	-	-	-	54,945	-	54,945

Net Loss	-	-	-	-	-	-	(462,779)	(462,779)

Balance at December 31, 2024	$3,485,313	-	$-	704,599,512	$70,460	$176,508,484	$(177,942,547)	$(1,363,603)

The accompanying notes are an integral part of these audited financial statements

NEWHYDROGEN, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Years Ended
	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,846,943)	$(1,809,962)
Adjustment to reconcile net income(loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	3,282	4,106
Non-cash stock compensation expense	848,710	229,220

(Increase) Decrease in Changes in Assets
Prepaid expenses	(260)	4,550

Increase (Decrease) in Changes in Liabilities
Accounts payable	1,811	(1,834)

NET CASH USED IN OPERATING ACTIVITIES	(1,993,400)	(1,573,920)

NET CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH PROVIDED BY FINANCING ACTIVITIES
Common shares issued through an equity financing agreement	1,325,807	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,325,807	-

NET DECREASE IN CASH	(667,593)	(1,573,920)

CASH, BEGINNING OF PERIOD	$2,104,521	$3,678,441

CASH, END OF PERIOD	$1,436,928	$2,104,521

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION
Issuance of common shares for equity financing	$30,000	$-
Equity financing fees	$30,000	$-

The accompanying notes are an integral part of these audited financial statements

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit and had a working capital deficit as of December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful in obtaining additional capital.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2025, the cash balance in excess of the FDIC limits was $1,186,928. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computer equipment	5 Years
Machinery and equipment	10 Years

Depreciation expense for the years ended December 31, 2025 and 2024 were $260 and $1,084, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	12/31/2025	12/31/2024
Patents		$45,336	$45,336
Less accumulated amortization	15 years	(30,224)	(27,201)
		$15,112	$18,135

Patent amortization for the year ended December 31, 2025:

2026	3,924
2027	3,211
2028	7,977
$15,112

Amortization expense for the years ended December 31, 2025 and 2024 was $3,022 and $3,022, respectively.

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

On March 1, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000. The initial exercise date of the warrants is March 1, 2024 at an exercise price of $0.0255 per share, with a termination date of March 1, 2029. As of December 31, 2025, the purchase warrants were still outstanding.

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On March 15, 2022, the Company granted 5,000,000 stock options to a consultant for advisory services. The options vest at a rate of 138,889 options per month for a thirty-six (36) month period during the term of the optionee’s consultancy with the Company. As of December 31, 2025, the 5,000,000 stock options were outstanding.

On April 12, 2022, the Company granted an aggregate of 450,000,000 stock options to its employees for services, at an exercise price of $0.021. The options expire, and all rights to purchase the shares shall terminate seven (7) years from the date of grant or termination of employment. The 400,000,000 options are exercisable in the amount of 316,666,662 are exercisable upon grant, and the remaining 83,333,338 shares are exercisable in equal amounts over a ten (10) month period during the term of the optionee’s employment until the Option is 100% vested. The 50,000,000 options are exercisable in the amount of 19,444,446 are exercisable upon grant and the remaining 30,555,554 shares are exercisable in equal amounts over a twenty-two (22) month period during the term of the optionee’s employment until the Options is 100% vested. On March 11, 2023, one of the employees separated from the Company and 50,000,000 options were cancelled as of June 11, 2023. As of December 31, 2025, the other 400,000,000 stock options remain outstanding.

On March 20, 2023, the Company granted 50,000,000 shares of stock options, to purchase the total number of shares of common stock equal to the number of option shares at the exercise price of $0.0137 per share. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The 50,000,000 shares subject to the options, have a six-month cliff, whereby 8,333,333 shall become vested and exercisable on September 19, 2023 and the remaining 41,666,667 shall become exercisable in equal amounts over a thirty (30) month period during the term of the participant’s employment until the option is 100% vested. The unvested portion of the option will not be exercisable on or after the termination of continuous service. As of December 31, 2025, 50,000,000 stock options remain outstanding.

On May 9, 2023, the Company granted 5,000,000 shares of stock options to a consultant, with an exercise price of $0.0126, and an expiration date of May 31, 2033. The Options vest over a thirty-six (36) month period from June 1, 2023, with 833,360 options vesting on November 30, 2023, and 138,888 options vested at the end of each month from the end of the seventh month through May 31, 2026. As of December 31, 2025, 5,000,000 stock options remain outstanding.

On June 15, 2023, the Company granted 100,000,000 shares of stock options to two employees of the Company, with an exercise price of $0.0121, and an expiration date of June 15, 2030. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The grant of the options was made in consideration of the services rendered and to be rendered by the employees to the Company. The 100,000,000 options vest and are exercisable in four (4) separate tranches based on performance as follows: (a) Tranche I -12,500,000 shares shall become vested and exercisable if the Company files an S-3 registration statement with the Securities and Exchange Commission (SEC) and it is declared effective by the SEC; (b) Tranche II – 12,500,000 shares shall become vested and exercisable if the Company’s shares are traded on a national securities exchange; (c) Tranche III – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceeds $100,000 per day over any 20 consecutive trade days; and (d) Tranche IV – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceed $200,000 per day over any 20 consecutive trade days. As of December 31, 2023, none of the performance milestones were met and the options remain unvested. Management believes the probability of satisfying vesting conditions in the above four tranches is less than ten (10) percent during next 12 months based on the current market cap of less than $5,000,000 and average trading stock volume of less than $5,000 per day. As of December 31, 2025, 100,000,000 shares remain outstanding.

On December 9, 2024, the Company entered into an agreement with a consultant to provide advisory services in developing technology and products to produce green hydrogen. The Company granted 2,500,000 stock options, which vest starting January 1, 2025. The options vest at a rate of 69,444 options per month for thirty-five (35) months of consecutive service to the Company. The remaining 69,460 options will be vested at the end of the thirty-sixth (36th) month. The agreement will continue on a month-to-month basis until terminated at the earlier of: (i) 36 months from the date of the agreement, or (ii) any time by either party with a 5-day written notice from one party to the other. As of December 31, 2025, there were 833,328 options vested, and 1,666,672 options not yet vested. The options expire on December 1, 2027.

On May 1, 2025, the Company entered into an agreement with a consultant to provide technology services to the Company in developing technology and products to produce green hydrogen. The Company granted 2,500,000 common stock options, which vest starting May 1, 2025. The options vest at a rate of 69,444 options per month for thirty-five (35) months of consecutive service to the Company. The remaining 69,460 options will be vested at the end of the thirty-sixth (36th) month. The agreement will continue on a month-to-month basis until terminated at the earlier of: (i) 36 months from the date of the agreement, or (ii) any time by either party with a 5-day written notice from one party to the other. As of December 31, 2025, there were 416,664 options vested, and 2,083,336 options not yet vested, for a total of 2,500,000 options. The options expire on May 1, 2035.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of December 31, 2025, the aggregate total of 565,000,000 stock options were outstanding.

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $615,916 and $362,538 for the years ended December 31, 2025 and 2024, respectively.

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

For the year ended December 31, 2025 and 2024, the Company has not included shares issuable from 565,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

	For the Years Ended
	December 31,
	2025	2024

Income (Loss) to common shareholders (Numerator)	$(2,846,943)	$(1,809,962)

Basic weighted average number of common shares outstanding (Denominator)	721,534,051	704,599,512

Diluted weighted average number of common shares outstanding (Denominator)	721,534,051	704,599,512

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2025, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

We measure certain financial instruments at fair value on a recurring basis. As of December 31, 2025, there were no financial instruments to report.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3. CAPITAL STOCK

Preferred Stock December 31, 2025 and 2024

As of December 31, 2025, the Company had a total of 34,853 shares of Series C Preferred Stock outstanding with a fair value of $3,485,313, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stocks is entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

The preferred shares have been classified under mezzanine financing, a hybrid of debt and equity financing that gives a lender the right to convert debt to an equity interest in a company in case of default, generally, after venture capital companies and other senior lenders are paid.

Common Stock December 31, 2025 and 2024

During the years ended December 31, 2025, the Company issued an aggregate of 63,431,529 shares of common stock for $1,325,472, related to the equity financing agreement. (See Note 7) There were no common shares issued for common stock as of December 31, 2024.

4. STOCK OPTIONS AND WARRANTS

Stock Options

As of December 31, 2025 and 2024, the Company granted stock options in the amount of 2,500,000, and 2,500,000, respectively. (See Note 2).

	12/31/2025		12/31/2024
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	562,500,000	$0.0172	560,000,000	$0.0210
Granted	2,500,000	$0.0395	2,500,000	$0.0036
Expired/Cancelled	-	-	-	-
Outstanding as of the end of the periods	565,000,000	$0.0191	562,500,000	$0.0172
Exercisable as of the end of the periods	466,626,419	$0.0206	431,051,538	$0.0204

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of December 31, 2025 and 2024 was as follows:

12/31/2025				12/31/2024
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0137	50,000,000	32,181,971	4.22	$0.0137	50,000,000	12,500,000	5.22
$0.0036	2,500,000	833,328	8.92	$0.0036	2,500,000	-	9.92
$0.0395	2,500,000	138,888	9.34
$0.0126	5,000,000	3,472,232	7.42	$0.0126	5,000,000	972,222	8.42
$0.0121	100,000,000	25,000,000	4.46	$0.0121	100,000,000	-	5.46
$0.0223	5,000,000	5,000,000	6.21	$0.0223	5,000,000	2,916,667	7.21
$0.0210	400,000,000	400,000,000	3.28	$0.0210	400,000,000	400,000,000	4.28
	565,000,000	466,626,419			562,500,000	416,388,889

The Company adopted ASC 718 to account for stock-based awards measured at fair value, using the Black Scholes Model. The fair value compensation expense is based on the grant date of the stock options and warrants. which is the date the Company and employee reach a mutual agreement on the terms of the award. The cost is then recognized as an expense over the requisite service period and the recipient performs the required services.

The reliability of the grant-date fair value relies heavily on the quality and reasonableness of certain input assumptions. A significant input is the expected volatility of the Company’s stock over the option’s expected term. The expected term represents the period the Company anticipates the employee will hold the option before exercising it. The Black Scholes model requires the use of these assumptions to determine the fair value of the stock-based awards. The Company uses management’s best estimates, which include the awards expected term, the fair value of the common stock, the expected volatility of the price of the common stock, the risk-free interest rate,and the expected dividend yield of the common stock. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company has based its expected term on the simplified method available under U.S. GAAP.

The stock options terminate between seven (7) and ten (10) years from the date of grant or upon termination of employment. As of December 31, 2025, the aggregate total of 565,000,000 stock options were outstanding.

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2025 and 2024, were $848,710 and $229,220, respectively.

As of December 31, 2025, there was no intrinsic value with regards to the outstanding options.

Warrants

As of December 31, 2025 and 2024, the Company issued no common stock purchase warrants during the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the outstanding warrants were as follows:

	12/31/2025		12/31/2024
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Granted	-	-	-	-
Purchased	-	-	-	-
Outstanding as of the end of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Exercisable as of the end of the periods	228,958,334		228,958,334

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of the warrants outstanding as of December 31, 2025, was as follows:

12/31/2025
Exercisable Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0255	5,000,000	5,000,000	1.21
$0.04	125,000,000	125,000,000	0.27
$0.05	9,375,000	9,375,000	0.26
$0.06	83,333,334	83,333,334	0.58
$0.075	6,250,000	6,250,000	0.58
	228,958,334	228,958,334

There was no warrant compensation recognized as of December 31, 2025.

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

On August 1, 2023, the Company entered into an agreement with the Regents of the University of California, to perform research that would benefit both the University and the Sponsor (NewHydrogen, Inc.) and is consistent with the research and educational objectives of the University. The cost to Sponsor for the University’s performance shall not exceed $716,326. This agreement shall be performed on a cost-reimbursement basis. When expenditures reach the above amount, the Sponsor will not be required to fund, and the University will not be required to perform additional work hereunder unless by mutual agreement of both parties. During the year ended December 31, 2024, the University was paid $269,224. As of December 31, 2025, there remains $180,285 per the agreement.

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

On December 17, 2024, the Company entered an agreement with a consultant to provide laboratory support for the development of technology for the production of green hydrogen. The Company agreed to pay Consultant cash compensation of $175 per hour for providing the service. The Agreement will continue until terminated at the earlier of: (i) conclusion of the work or (ii) any time by either party with a 5-day written notice from one party to the other. On October 24, 2025, the Company agreed to pay a consultant $14,000 per month per, the amendment to the agreement. The amendment shall commence on November 1, 2025 and continues until terminated.

As of December 31, 2025, there were no legal proceedings against the Company.

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

6. INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2022.

Included in the balance at December 31, 2025, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2025, the Company did not recognize interest and penalties.

As of December 31, 2025, the Company had net operating loss carry forwards of approximately $19,906,502 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2025 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2025 and 2024 due to the following:

	2025	2024

Book Income (Loss)	(404,565)	(380,090)

Non-deductible expenses	178,498	47,955

Valuation Allowance	226,067	332,135

Income tax expense	$-	$-

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

Net deferred tax assets consist of the following components as of December 31, 2025 and 2024:

	2025	2024
Deferred tax assets:
NOL carryover	(4,180,365)	(3,775,797)
R & D credit	730,591	696,159
Depreciation	(6,242)	10,734

Deferred tax liabilities:		-

Less Valuation Allowance	3,456,016	3,068,904

Net deferred tax asset	$-	$-

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

NEWHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

On October 8, 2025, the Company issued 6,034,628 shares of common stock through its equity financing agreement and received $96,226 less clearing fees of $3,010 for a total of $99,236.

On October 29, 2025, the Company issued 22,535,036 shares of common stock through its equity financing agreement and received $434,402 less clearing fees of $1,025 for a total of $435,427.

On November 14, 2025, the Company issued 8,812,649 shares of common stock through its equity financing agreement and received $179,399 less clearing fees of $1,025 for a total of $180,424.

8. SEGMENT INFORMATION

The Company operates as reporting segment engaged in developing a technology that uses water and heat rather than electricity to produce the lowest cost green hydrogen. The Chief Operating Decision Makers are the Company’s Chief Executive officer and its President, who together (the “CODM”), evaluate company performance based on Net income (loss), determined in accordance with U.S. GAAP, and Adjusted EBDITA, a non-GAAP measure.

The Company defines Adjusted EBITDA as income from operations, determined in accordance with GAAP, excluding the following:

●	depreciation and amortization of property and equipment;
●	amortization of acquired intangible assets;
●	salaries and stock-based compensation

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

The table below provides the Company’s Net loss, Operating Expenses, Other Income, and a reconciliation of Income/Loss to Adjusted EBITDA for the year ended December 31, 2025 and 2024 (in thousands):

	Years Ended
	December 31, 2025	December 31, 2024

REVENUE	$-	$-

LESS OPERATING EXPENSES
Selling and marketing expenses	400,946	316,624
General and administrative expenses	1,827,776	1,131,312
Research and development	615,916	362,538

EBITDA	(2,844,638)	(1,810,474)
Depreciation and amortization	(3,282)	(4,106)

SEGMENT NET LOSS	$(2,847,920)	$(1,814,580)
Reconciliation of profit or loss	977	4,618
Adjustment and reconciling items	0	0

Consolidated Net Income	$(2,846,943)	$(1,809,962)

9. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has the following subsequent event to report.

On February 20, 2026, the Company amended employee performance stock option dated 6/15/23. The amendment replaces performance vesting conditions of the unvested portion of the stock options to be vested over a fifteen (15) month period until remaining options are fully vested.

On March 6, the Company jointly filed a PCT Application with University of California, Santa Barbara for a previously filed nonprovisional patent application titled “Coupled Multi-Phase Oxidation-Reduction for Production of Chemicals,” detailing a novel thermochemical method for splitting water into hydrogen and oxygen without relying on expensive electrolyzers.

