Form 10-Q
period 2026-03-31
NewHydrogen, Inc.
filed 2026-05-15
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

The number of shares of registrant’s common stock issued and outstanding as of May 15, 2026 was 789,554,228.

NEWHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	Three Months Ended	Year Ended
	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$714,341	$1,436,928
Prepaid expenses, other	48,410	6,021

TOTAL CURRENT ASSETS	762,751	1,442,949

PROPERTY AND EQUIPMENT
Machinery and equipment	37,225	37,225
Less accumulated depreciation	(37,051)	(36,986)

NET PROPERTY AND EQUIPMENT	174	239

OTHER ASSETS
Patents, net of amortization of $30,980 and $30,224 respectively	14,356	15,112
Deposit	770	770

TOTAL OTHER ASSETS	15,126	15,882

TOTAL ASSETS	$778,051	$1,459,070

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other payable	$11,088	$9,786

TOTAL CURRENT LIABILITIES	11,088	9,786

COMMITMENTS AND CONTINGENCIES (See Note 9)	-	-

Series C Convertible Preferred Stock, 34,853 and 34,853 shares outstanding, respectively, redeemable value of $3,485,313 and $3,485,313, respectively	3,485,313	3,485,313

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 768,031,041 and 768,031,041 shares issued and outstanding, respectively	76,803	76,803
Additional paid in capital	178,817,333	178,676,658
Accumulated deficit	(181,612,486)	(180,789,490)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(2,718,350)	(2,036,029)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$778,051	$1,459,070

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025

REVENUE	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	93,569	106,479
General and administrative expenses	396,798	267,453
Research and development	331,513	101,518
Depreciation and amortization	821	821

TOTAL OPERATING EXPENSES	822,701	476,271

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(822,701)	(476,271)

OTHER INCOME/(EXPENSES)
Interest income	104	177
Other expenses	(399)	-

TOTAL OTHER INCOME (EXPENSES)	(295)	177

NET INCOME (LOSS)	$(822,996)	$(476,094)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	768,031,041	704,599,512

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

Condensed Statement of Shareholders’ Deficit

	THREE MONTHS ENDED MARCH 31, 2026
						Additional
		Preferred Stock		Common Stock		Paid-in	Accumulated
	Mezzanine	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2025	$3,485,313	-	$-	768,031,041	$76,803	$178,676,658	$(180,789,490)	$(2,036,029)

Stock compensation cost	-	-	-	-	-	140,675	-	140,675

Net Loss	-	-	-	-	-	-	(822,996)	(822,996)

Balance at March 31, 2026 (unaudited)	3,485,313	-	-	768,031,041	76,803	178,817,333	(181,612,486)	(2,718,350)

	THREE MONTHS ENDED MARCH 31, 2025
						Additional
		Preferred Stock		Common Stock		Paid-in	Accumulated
	Mezzanine	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	$3,485,313	-	$-	704,599,512	$70,460	$176,508,484	$(177,942,547)	$(1,363,603)

Stock and warrant compensation cost	-	-	-	-	-	55,376	-	55,376

Net Loss	-	-	-	-	-	-	(476,094)	(476,094)

Balance at March 31, 2025 (unaudited)	$3,485,313	-	$-	704,599,512	$70,460	$176,563,860	$(178,418,641)	$(1,784,321)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(822,996)	$(476,094)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization expense	821	821
Change in mezzanine	-	(39,200)
Non-cash stock compensation expense	140,675	55,376
(Increase) Decrease in Changes in Assets
Prepaid expenses	(42,389)	(38,400)
Increase (Decrease) in Changes in Liabilities
Accounts payable	1,302	4,685

NET CASH USED IN OPERATING ACTIVITIES	(722,587)	(492,812)

NET CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(722,587)	(492,812)

CASH, BEGINNING OF PERIOD	$1,436,928	$2,104,521

CASH, END OF PERIOD	$714,341	$1,611,709

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURERS OF NON-CASH FLOW INFORMATION

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for December 31, 2025.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit and had a working capital deficit as of March 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful in obtaining additional capital.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

As of the three months ended March 31, 2026, the Company had a loss of $822,996, which consisted of a non-cash amount of $140,675 for a net cash loss of $682,321. As of March 31, 2026, its accumulated deficit was $181,612,486. The Company has working capital to cover its’ operating expenses for the next three months.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2026, the cash balance in excess of the FDIC limits was $464,341. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Depreciation expense for the three months ended March 31, 2026 and 2025 were $65 and $65, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives (See Note 6).

	Useful Lives	March 31, 2026	December 31, 2025
Patents	15 years	$45,336	$45,336
Less accumulated amortization		(30,980)	(30,224)
		$14,356	$15,112

Remainder of 2026	$3,168
2027	3,211
2028	3,022
Thereafter	4,955
Total	$14,356

Amortization expense for the three months ended March 31, 2026 and 2025, was $756 and $756, respectively.

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

On March 1, 2022, the Company issued 5,000,000 common stock purchase warrants through a securities purchase agreement for a purchase price of $1,000. The initial exercise date of the warrant is March 1, 2024, at an exercise price of $0.0255 per share, with a termination date of March 1, 2029. As of March 31, 2026, the 5,000,000 purchase warrants were outstanding.

On March 15, 2022, the Company granted 5,000,000 stock options to a consultant for advisory services. The options vest at a rate of 138,889 options per month for a thirty-six (36) month period during the term of the optionee’s consultancy with the Company and expire on March 15, 2032. The 5,000,000 stock options fully vested on March 15, 2025 and as of March 31, 2026 were outstanding.

On April 12, 2022, the Company granted an aggregate of 450,000,000 stock options to its employees for services, at an exercise price of $0.021. The options expire, and all rights to purchase the shares of common stock shall terminate seven (7) years from the date of grant or termination of employment. The 400,000,000 options are exercisable in the amount of 316,666,662 are exercisable upon grant, and the remaining 83,333,338 shares are exercisable in equal amounts over a ten (10) month period during the term of the optionee’s employment until the Option is 100% vested. The 50,000,000 options are exercisable in the amount of 19,444,446 are exercisable upon grant and the remaining 30,555,554 shares are exercisable in equal amounts over a twenty-two (22) month period during the term of the optionee’s employment until the Options is 100% vested. On March 11, 2023, one of the employees separated from the Company and 50,000,000 options were cancelled as of June 11, 2023. As of March 31, 2026, the remaining 400,000,000 stock options remain outstanding.

On March 20, 2023, the Company granted 50,000,000 stock options, to purchase shares of the Company’s common stock at an exercise price of $0.0137 per share. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The options have a six-month cliff, whereby 8,333,333 shall become vested and exercisable on September 19, 2023, and the remaining 41,666,667 shall become exercisable in equal amounts over a thirty (30) month period during the term of the participant’s employment until fully vested. The unvested portion of the option will not be exercisable on or after the termination of continuous service. As of March 31, 2026, there were 36,057,287 options vested, with a remaining 13,942,713 options to vest. The options expire on March 19, 2030, and remain outstanding.

On May 9, 2023, the Company granted 5,000,000 stock options to a consultant, with an exercise price of $0.0126, and an expiration date of May 31, 2033. The options vest over a thirty-six (36) month period from June 1, 2023, with 833,360 options vesting on November 30, 2023, and 138,888 options vested at the end of each month from the end of the seventh month through May 31, 2026. As of March 31, 2026, there were 3,892,323 options vested, with a remaining 1,107,677 options to vest. The options expire on May 31, 2033. As of March 31, 2026, 5,000,000 shares remain outstanding.

On June 15, 2023, the Company granted 100,000,000 shares of stock options to two employees of the Company, with an exercise price of $0.0121, and an expiration date of June 15, 2030. The options were granted pursuant to the terms of the Company’s 2022 Equity Incentive Plan. The grant of the options was made in consideration of services rendered and to be rendered by the employees to the Company. The 100,000,000 stock options vest and are exercisable in four (4) separate tranches based on performance as follows: (a) Tranche I -12,500,000 shares shall become vested and exercisable if the Company files an S-3 registration statement with the Securities and Exchange Commission (SEC) and it is declared effective by the SEC; (b) Tranche II – 12,500,000 shares shall become vested and exercisable if the Company’s shares are traded on a national securities exchange; (c) Tranche III – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceeds $100,000 per day over any 20 consecutive trade days; and (d) Tranche IV – 12,500,000 shares shall become vested and exercisable if the average daily market value of the Company’s shares exceed $200,000 per day over any 20 consecutive trade days. Prior to December 31, 2025, Tranche III of the performance milestones were met and the 25,000,000 options were vested. On February 20, 2026, the Company amended the above employee performance stock option. The amendment replaces performance vesting conditions of the unvested portion of the stock options to be vested over a fifteen (15) month period until remaining options are fully vested. During the period ended March 31, 2026, 5,000,000 options vested, leaving 55.000,000 options not yet vested as of March 31, 2026. The options expire on June 15, 2030.

On December 9, 2024, the Company entered into an agreement with a consultant to provide advisory services in developing technology and products to produce green hydrogen. The Company granted 2,500,000 stock options, which vest starting January 1, 2025. The options vest at a rate of 69,444 options per month for thirty-five (35) months of consecutive service to the Company. The remaining 69,460 options will be vested at the end of the thirty-sixth (36th) month. The agreement will continue on a month-to-month basis until terminated at the earlier of: (i) 36 months from the date of the agreement, or (ii) any time by either party with a 5-day written notice from one party to the other. As of March 31, 2026, there were 624,998 options vested, and 1,875,002 options not yet vested. The options expire on December 1, 2027.

On May 1, 2025, the Company entered into an agreement with a consultant to provide technology services to the Company in developing technology and products to produce green hydrogen. The Company granted 2,500,000 common stock options, which vest starting May 1, 2025. The options vest at a rate of 69,444 options per month for thirty-five (35) months of consecutive service to the Company. The remaining 69,460 options will be vested at the end of the thirty-sixth (36th) month. The agreement will continue on a month-to-month basis until terminated at the earlier of: (i) 36 months from the date of the agreement, or (ii) any time by either party with a 5-day written notice from one party to the other. As of March 31, 2026, there were 349,315 options vested, and 2,150,685 options not yet vested. The options expire on May 1, 2035.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used Black Scholes to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. The stock options terminate seven (7) years from the date of grant or upon termination of employment. As of March 31, 2026, the aggregate total of 565,000,000 stock options were outstanding. Stock compensation expense recognized for the period was $63,592.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $331,513 and $101,518 for the three months ended March 31, 2026 and 2025, respectively.

Advertising and Marketing

The Company expenses the cost of advertising and promotional materials when incurred. The advertising and marketing costs were $93,569 and $106,479 for the three months ended March 31, 2026 and 2025, respectively.

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

For the three months ended March 31, 2026 and 2025, the Company has not included shares issuable from 565,000,000 stock options and 228,958,334 warrants, because their impact on the income per share is antidilutive.

	For the Three Months Ended March 31,
	2026	2025

Income (Loss) to common shareholders (Numerator)	$(822,996)	$(476,094)

Basic weighted average number of common shares outstanding (Denominator)	768,031,041	704,599,512

Diluted weight average number of common shares outstanding (Denominator)	768,031,041	704,599,512

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2026, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of March 31, 2026, there were no financial instruments to report.

Change in Stockholder’s Equity

A change in mezzanine was reclassified and accounted for in the shareholders’ deficit statement in the current period.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3. PREFERRED STOCK

Preferred Stock March 31, 2026 and 2025

As of March 31, 2026, the Company had a total of 34,853 shares of Series C Preferred Stock outstanding with a fair value of $3,485,313, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stocks is entitled to receive dividends pari passu with the holders of common stock, except upon liquidation, dissolution and winding up of the Corporation. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

The preferred shares have been classified under mezzanine financing, a hybrid of debt and equity financing that gives a lender the right to convert debt to an equity interest in a company in case of default, generally, after venture capital companies and other senior lenders are paid.

4. COMMON STOCK

Common Stock March 31, 2026

As of March 31, 2026, the Company did not issue any common stocks during the period.

5. STOCK OPTIONS AND WARRANTS

Stock Options

During the three months ended March 31,2026 no stock options were granted by the Company. Also, during the three months ended March 31, 2026, no stock options expired.

	3/31/2026		3/31/2025
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	565,000,000	$0.0191	562,500,000	$0.0172
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Cancelled	-	-	-	-
Outstanding as of the end of the periods	565,000,000	$0.0191	562,500,000	$0.0172
Exercisable as of the end of the periods	516,527,768	$0.0193	436,202,660	$0.0196

The weighted average remaining contractual life of options outstanding as of March 31, 2026 and 2025 were as follows:

3/31/2026				3/31/2025
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0395	2,500,000	763,884	9.09	-	-	-	-
$0.0037	2,500,000	1,041,660	8.68	0.0037	2,500,000	205,479	9.75
$0.0137	50,000,000	50,000,000	3.97	$0.0137	50,000,000	28,348,778	4.97
$0.0126	5,000,000	4,722,224	7.17	$0.0126	5,000,000	2,648,402	7.92
$0.0121	100,000,000	55,000,000	4.21	$0.0121	100,000,000	-	5.21
$0.0223	5,000,000	5,000,000	5.96	$0.0223	5,000,000	5,000,000	6.96
$0.0210	400,000,000	400,000,000	2.82	$0.0210	400,000,000	400,000,000	4.04
	565,000,000	516,527,768			562,500,000	436,202,660

The Company adopted ASC 718 to account for stock-based awards measured at fair value, using the Black Scholes Model. The fair value compensation expense is based on the grant date of the stock options and warrants which is the date the Company and employee reach a mutual agreement on the terms of the award. The cost is then recognized as an expense over the requisite service period and the recipient performs the required services.

The reliability of the grant-date fair value relies heavily on the quality and reasonableness of certain input assumptions. A significant input is the expected volatility of the Company’s stock over the option’s expected term. The expected term represents the period the Company anticipates the employee will hold the option before exercising it. The Black Scholes model requires the use of these assumptions to determine the fair value of the stock-based awards. The Company uses management’s best estimates, which include the awards expected term, the fair value of the common stock, the expected volatility of the price of the common stock, the risk-free interest rate, and the expected dividend yield of the common stock. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company has based its expected term on the simplified method available under U.S. GAAP.

The stock options terminate between seven (7) and (10) years from the date of grant or upon termination of employment. As of March 31, 2026, the aggregate total of 565,000,000 stock options were outstanding.

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2026 and 2025, were $140,675 and $55,376, respectively.

As of March 31, 2026, there was no intrinsic value with regards to the outstanding options.

Warrants

During the three months ended March 31, 2026, the Company issued no common stock purchase warrants.

As of March 31, 2026 and 2025, the outstanding common stock purchase warrants were as follows:

	3/31/2026		3/31/2025
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding as of the beginning of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Granted	-	-	-	-
Purchased	-	-	-	-
Outstanding as of the end of the periods	228,958,334	$0.0483	228,958,334	$0.0483
Exercisable as of the end of the periods	228,958,334		228,958,334

The weighted average remaining contractual life of the warrants outstanding as of March 31, 2026 was as follows:

3/31/2026
Exercisable Price	Common Stock Purchase Warrants Outstanding	Common Stock Purchase Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0255	5,000,000	5,000,000	0.96
$0.04	125,000,000	125,000,000	0.02
$0.05	9,375,000	9,375,000	0.01
$0.06	83,333,334	83,333,334	0.33
$0.075	6,250,000	6,250,000	0.33
	228,958,334	228,958,334

There was no warrant compensation recognized as of March 31, 2026.

6. EQUITY FINANCING AGREEMENT

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

As of March 31, 2026, the Company had 63,431,529 shares of common stock outstanding, with purchase prices between $0.0195689 – 0.031080 for a fair value of $1,355,807, less the $30,000 commitment fee.

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

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies. The Chief Operating Decision Makers are the Company’s Chief Executive officer and its President, who together (the “CODM”), evaluate company performance based on Net income (loss), determined in accordance with U.S. GAAP, and Adjusted EBDITA, a non-GAAP measure.

The Company defines Adjusted EBITDA as income from operations, determined in accordance with GAAP, excluding the following:

●	depreciation and amortization of property and equipment;
●	amortization of acquired intangible assets;

7. SEGMENT INFORMATION (Continue)

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

The table below provides the Company’s Net loss, Operating Expenses, Other Income, and a reconciliation of Income/Loss to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended
SEGMENT INFORMATION	March 31, 2026	March 31, 2025

REVENUE	$-	$-

LESS OPERATING EXPENSES
Selling and marketing expenses	93,569	106,479
General and administrative expenses	396,798	267,453
Research and development	331,513	101,518

EBITDA	(821,880)	(475,450)
Depreciation and amortization	821	821

SEGMENT NET LOSS	$(822,701)	$(476,271)
Reconciliation of profit or loss	(295)	177
Adjustment and reconciling items	-	-

Consolidated Net Income	$(822,996)	$(476,094)

8. COMMITMENTS AND CONTINGENCIES

Office Rental

The Company rents office space on a month-to-month basis with a monthly rent payment in the amount of $550.

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

As of March 31, 2026, there were no legal proceedings against the Company.

9. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has no subsequent events to report.

On April 1, 2026, the Company amended an existing agreement with a consultant to grant 2,500,000 common stock options, which vest starting April 1, 2026. The options vest at a rate of 69,444 options per month for thirty-five (35) months of consecutive service to the Company. The remaining 69,460 options will be vested at the end of the thirty-sixth (36th) month.

On April 30, 2026, the Company issued 21,523,187 shares of common stock through its equity financing agreement and received $344,387 less clearing fees of $2,471 for a total of $346,858.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2026, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations – Three months ended March 31, 2026, compared to the Three months ended March 31, 2025.

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses decreased by $12,910 to $93,569 for the three months ended March 31, 2026, compared to $106,479 for the prior period ended March 31, 2025. The primary decrease in S&M expenses was the result of a decrease in spending on advertising and marketing.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $129,345 to $396,798 for the three months ended March 31, 2026, compared to $267,453 for the prior period ended March 31, 2025. The overall increase was an increase in insurance expense.

Research and Development

Research and Development (“R&D”) expenses increased by $229,995 to $331,513 for the three months ended March 31, 2026, compared to $101,518 for the prior period ended March 31, 2025. This overall increase in R&D expenses was the result of an increase in consultant costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $821 and $821, respectively.

Other Income/(Expenses)

Other income and (expenses) decreased by $472 to ($295) for the three months ended March 31, 2026, compared to $177 for the prior period ended March 31, 2025. The decrease in other income and (expenses) was the result of a decrease in interest income of $73 and other expenses of $399 in the current period.

Net Loss

Our net loss for the three months ended March 31, 2026 was $822,996, compared to $476,094 for the prior period ended March 31, 2025. The Company has not generated any revenues. The majority of the increase in net loss was due to an overall increase in operating expenses and non-cash expense associated with the net change in stock option expense in the current period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the stock options fluctuate, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying unaudited condensed financial statements as of March 31, 2026, have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended March 31, 2026, we did not generate any revenues, and recognized a net loss of $822,996, due to a change in operating expenses and cash of $722,587 used in operations. As of March 31, 2026, we had working capital of $751,663 and a shareholders’ deficit of $2,718,350.

Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors, including through the use of its equity financing agreement entered into with GHS Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due and will allow the development of our core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt-financing or cause substantial dilution for our stockholders, in case of equity financing.

As of March 31, 2026, we had working capital of $751,663 compared to $1,433,163 for the year ended December 31, 2025. This decrease in working capital was due primarily to a decrease in cash.

During the three months ended March 31, 2026, we used $722,587 in cash for operating activities, as compared to $492,812 for the prior period ended March 31, 2025. The increase in the use of cash for operating activities for the current period was a result of an increase in research and development cost, and advertising and marketing.

There was no investing or financing activities during the three months ended March 31, 2026 and March 31, 2025.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2025, expressed substantial doubt about our ability to continue as a going concern without additional capital becoming available. Our financial statements as of March 31, 2026, have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern, ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next four months. Management estimates that it will require additional cash resources during 2026, based upon its current operating plan and condition. We do not expect increased expenses until early 2027 when we ramp up prototyping efforts related to our thermochemical water splitting technology.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2026, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s annual report on Form 10-K filed on March 30, 2026.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWHYDROGEN, INC.

Date: May 15, 2026	By:	/s/ Steven Hill
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ David Lee
Chairman, President and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

