Form 10-Q
period 2026-06-30
NewHydrogen, Inc.
filed 2026-08-03
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

The number of shares of registrant’s common stock issued and outstanding as of July 31, 2026 was 819,731,390.

NEWHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)

ASSETS
Current assets:
Cash	$739,528	$1,436,928
Prepaid expenses and other current assets	55,275	6,021
Total current assets	794,803	1,442,949

Property and equipment:
Machinery and equipment	37,225	37,225
Less: accumulated depreciation	(37,117)	(36,986)
Net property and equipment	108	239

Other assets:
Patents, net of amortization of $31,735 and $30,224, respectively	13,601	15,112
Deposit	770	770
Total other assets	14,371	15,882

Total assets	$809,282	$1,459,070

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$6,448	$9,786

Total current liabilities	6,448	9,786

Mezzanine:
Series C Convertible Preferred Stock, 34,461 and 34,853 shares outstanding, respectively	3,446,113	3,485,313

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 3,000,000,000 authorized shares 814,441,380 and 768,031,041 shares issued and outstanding, respectively	81,444	76,803
Additional paid in capital	179,805,585	178,676,658
Accumulated deficit	(182,530,308)	(180,789,490)
Total stockholders’ deficit	(2,643,279)	(2,036,029)

Total liabilities, mezzanine and stockholders’ equity	$809,282	$1,459,070

The accompanying notes are an integral part of these condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue:	$-	$-	$-	$-

Operating expenses:
Selling and marketing expenses	109,878	94,092	203,447	200,571
General and administrative expenses	464,318	381,053	861,116	648,506
Research and development	342,874	147,867	674,387	249,385
Depreciation and amortization	821	820	1,642	1,641

Total operating expenses	917,891	623,832	1,740,592	1,100,103

Loss from operations before other income (expense)	(917,891)	(623,832)	(1,740,592)	(1,100,103)

Other income (expense):
Interest income	69	128	173	305
Other expenses	-	-	(399)	-
Total other income (expense)	69	128	(226)	305

Net income (loss)	$(917,822)	$(623,704)	$(1,740,818)	$(1,099,798)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	789,922,604	705,126,274	779,037,297	704,861,438

The accompanying notes are an integral part of these condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Series C						Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	34,853	$3,485,313	-	$-	768,031,041	$76,803	$178,676,658	$(180,789,490)	$(2,036,029)
Stock compensation cost	-	-	-	-	-	-	140,675	-	140,675
Net loss	-	-	-	-	-	-	-	(822,996)	(822,996)
Balance, March 31, 2026	34,853	3,485,313	-	-	768,031,041	76,803	178,817,333	(181,612,486)	(2,718,350)
Issuance of common shares for equity financing at cost	-	-	-	-	46,410,339	4,641	758,394	-	763,035
Stock compensation cost	-	-	-	-	-	-	190,658	-	190,658
Adjustment to mezzanine	(392)	(39,200)	-	-	-	-	39,200	-	39,200
Net loss	-	-	-	-	-	-	-	(917,822)	(917,822)
Balance, June 30, 2026	34,461	$3,446,113	-	$-	814,441,380	$81,444	$179,805,585	$(182,530,308)	$(2,643,279)

Balance, December 31, 2024	34,853	$3,485,313	-	$-	704,599,512	$70,460	$176,508,484	$(177,942,547)	$(1,363,603)
Stock compensation cost	-	-	-	-	-	-	55,376	-	55,376
Net loss	-	-	-	-	-	-	-	(476,094)	(476,094)
Balance, March 31, 2025	34,853	3,485,313	-	-	704,599,512	70,460	176,563,860	(178,418,641)	(1,784,321)
Issuance of common shares for equity financing at cost	-	-	-	-	803,536	80	29,920	-	30,000
Stock compensation cost	-	-	-	-	-	-	61,151	-	61,151
Net loss	-	-	-	-	-	-	-	(623,704)	(623,704)
Balance, June 30, 2025	34,853	$3,485,313	-	$-	705,403,048	$70,540	$176,654,931	$(179,042,345)	$(2,316,874)

The accompanying notes are an integral part of these condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,740,818)	$(1,099,798)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,642	1,641
Non-cash stock compensation expense	331,333	116,527
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(49,254)	(26,336)
Accounts payable and accrued liabilities	(3,338)	4,351
Net cash provided by (used in) operating activities	(1,460,435)	(1,003,615)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued through an equity financing agreement	763,035	-
Net cash provided by financing activities	763,035	-

Net increase (decrease) in cash	(697,400)	(1,003,615)
Cash, cash equivalents, and restricted cash - beginning of period	1,436,928	2,104,521
Cash, cash equivalents, and restricted cash - end of period	$739,528	$1,100,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Adjustment to mezzanine	$39,200	$-
Equity financing cost	$-	$30,000

The accompanying notes are an integral part of these condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2026

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Organization

NewHydrogen, Inc. (the “Company”) was incorporated in the state of Nevada on April 24, 2006.  The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market Photovoltaic solar technology products.

Nature of Business

We are a developer of clean energy technologies. Our current focus is on developing a green hydrogen production technology that uses water and heat rather than electricity to produce the world’s cheapest green hydrogen.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2026 the Company has an accumulated deficit of $182,530,308. During the six months ended June 30, 2026 the company had a net loss of $1,740,818 and used $1,460,435 of cash from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful in obtaining additional capital.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for December 31, 2025.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2026, the cash balance in excess of the FDIC limits was $489,528. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance and the fair value of stock options. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computer equipment	5 Years
Machinery and equipment	10 Years

Depreciation expense for the six months ended June 30, 2026 and 2025 was $131 and $130, respectively. Depreciation expense for the three months ended June 30, 2026 and 2025 was $66 and $65, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives (See Note 6).

	Useful Lives	June 30, 2026	December 31, 2025
Patents	15 years	$45,336	$45,336
Less accumulated amortization		(31,735)	(30,224)
		$13,601	$15,112

Remainder of 2026	$1,511
2027	3,022
2028	3,022
Thereafter	6,046
Total	$13,601

Amortization expense for the six months ended June 30, 2026 and 2025 was $1,511 and $1,511, respectively. Amortization expense for the three months ended June 30, 2026 and 2025 was $755 and $755, respectively.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $674,387 and $249,385 for the six months ended June 30, 2026 and 2025, respectively and $342,874 and $147,867 for the three months ended June 30, 2026 and 2025, respectively.

Advertising and Marketing

The Company expenses the cost of advertising and promotional materials when incurred. The advertising and marketing costs were $203,447 and $200,571 for the six months ended June 30, 2026 and 2025, respectively and $109,878 and $94,092 for the three months ended June 30, 2026 and 2025, respectively.

Segment Reporting

NewHydrogen, Inc. operates as a single operating segment, focusing on developing clean energy technology.

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer and Acting Chief Financial Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that is reported on the income statement. The measure of segment assets is reported on the balance sheet as total assets.

As the Company did not generate revenues in the current period, the CODM assessed Company performance through the achievement of target identification goals. In addition to the Company’s Statement of Operations, the CODM regularly works to develop budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

Net Earnings (Loss) per Share Calculations

We follow ASC Subtopic 260-10, Earnings per Share, which specifies the computation, presentation, and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Due to the net loss for the three and six months ended June 30, 2026 and 2025, basic and diluted income per share were the same, as all securities had an anti-dilutive effect. The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share for the three months ended June 30, 2026 and 2025, as their inclusion would be anti-dilutive.

	June 30, 2026	June 30, 2025
Weighted average options to purchase common stock	567,472,527	565,000,000
Weighted average warrants to purchase common stock	20,027,473	228,958,334

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share for the six months ended June 30, 2026 and 2025, as their inclusion would be anti-dilutive.

	June 30, 2026	June 30, 2025
Weighted average options to purchase common stock	566,243,094	565,000,000
Weighted average warrants to purchase common stock	95,220,995	228,958,334

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2026, the amounts reported for cash, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of June 30, 2026, there were no financial instruments to report.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

The Company considers all new pronouncements and management has determined that there have been no recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

3. PREFERRED STOCK

As of June 30, 2026, the Company had 34,461 shares of Series C Preferred Stock outstanding with a fair value of $3,446,113, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stocks is entitled to receive dividends pari passu with the holders of common stock. Upon any liquidation, dissolution or winding up of the Company, the holder of each outstanding share of Series C Preferred Stock is entitled to receive, before any payment is made to holders of common stock, an amount equal to one hundred dollars ($100) per share, plus all declared and unpaid dividends thereon, with any remaining assets distributed to holders of common stock. A sale of all or substantially all of the Company’s assets, a merger or consolidation resulting in a change of control of more than fifty percent (50%) of the Company’s voting power, or a similar reorganization is deemed a liquidation, dissolutions or winding up for this purpose. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

During the six months ended June 30, 2026, 392 shares of Series C Preferred Stock with a stated value of $39,200 were cancelled.

The Series S Preferred Stock has been classified under mezzanine financing, a hybrid of debt and equity financing that gives a lender the right to convert debt to an equity interest in a company in case of default, generally, after venture capital companies and other senior lenders are paid.

4. COMMON STOCK

On May 2, 2025, the Company entered into a purchase agreement with an investor for the sale of up to $3,000,000 worth of common stock (the “Purchase Agreement”). During the six months ended June 30, 2026, the Company issued 46,410,339 shares of common stock for $769,610 under the Purchase Agreement at prices ranging from $0.0155 to $0.0194, pursuant to purchase notices received from the investor. The finance cost of $6,575 was deducted from the gross proceeds, leaving net proceeds of $763,035. During the six months ended June 30, 2025, the Company issued 803,536 shares of common stock for $30,000 of commitment fees paid under the Purchase Agreement.

5. STOCK OPTIONS AND WARRANTS

Stock Options

The 2022 Incentive Plan authorizes a variety of incentive equity awards consisting of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, and reserves for issuance up to 500,000,000 shares of the Company’s common stock.

Transactions involving our options are summarized as follows:

			Weighted
			Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at December 31, 2025	565,000,000	$0.019	$0.005
Granted	2,500,000	$0.018	$0.018
Canceled/Expired	-	$-	$-
Exercised	-	$-	$-
Options outstanding at June 30, 2026	567,500,000	$0.019	$0.005

Details of our options outstanding as of June 30, 2026, are as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
507,430,540	0.019	2.35	3.07

On April 1, 2026, the Company granted 2,500,000 non-qualified stock options to a consultant. The options have an exercise price of $0.018, expire on the tenth anniversary of the grant date, and vest 69,444 options per month over a 35-month period from the grant date and the remaining 69,460 options vest at the end of the 36-month.

Total stock compensation expense related to the options for the six months ended June 30, 2026, and 2025, was $331,333 and $116,527, respectively. As of June 30, 2026, there was $713,294 of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.53 years.

The Company uses the Black Scholes model to value option grants. The Black Scholes model requires the use of these assumptions to determine the fair value of the stock-based awards. The Company uses management’s best estimates, which include the awards expected term, the fair value of the common stock, the expected volatility of the price of the common stock, the risk-free interest rate, and the expected dividend yield of the common stock. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company has based its expected term on the simplified method available under U.S. GAAP.

Warrants

Transactions involving our warrants are summarized as follows:

			Weighted
			Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Warrants	Exercise Price	Fair Value
Warrants outstanding at December 31, 2025	228,958,334	$0.048	$0.079
Granted	-	$-	$-
Canceled/Expired	(223,958,334)	$0.049	$0.080
Exercised	-	$-	$-
Warrants outstanding at June 30, 2026	5,000,000	$0.026	$0.022

Details of our warrants outstanding as of June 30, 2026, are as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
5,000,000	0.71

6. COMMITMENTS AND CONTINGENCIES

Research Agreement

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

As of June 30, 2026, there were no legal proceedings against the Company.

7. SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has no subsequent events to report except as described herein.

On July 8, 2026, the Company issued 5,290,010 shares of common stock pursuant to the Purchase Agreement and received $66,983 less clearing fees of $1,191 for a total of $65,792.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis and Results of Operations” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 30, 2026, and in other reports filed by us with the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements, include the estimate of useful lives of property and equipment, the deferred tax valuation allowance and the fair value of stock options. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our cash, cash equivalents, prepaid expenses, and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

The Company considers all new pronouncements and management has determined that there have been no recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

Results of Operations – Three months ended June 30, 2026, compared to the Three months ended June 30, 2025.

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses increased by $15,786 to $109,878 for the three months ended June 30, 2026, compared to $94,092 for the prior period ended June 30, 2025. The primary increase in S&M expenses was the result of an increase in spending on website development and marketing.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $83,265 to $464,318 for the three months ended June 30, 2026, compared to $381,053 for the prior period ended June 30, 2025. The majority of the increase related to increased stock option expense for a vesting amendment, increased accounting fees and an increase due to timing of market fees.

Research and Development

Research and Development (“R&D”) expenses increased by $195,007 to $342,874 for the three months ended June 30, 2026, compared to $147,867 for the prior period ended June 30, 2025. This overall increase in R&D expenses was the result of an increase in research agreement costs, and consultant costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was $821 and $820, respectively.

Net Loss

Our net loss for the three months ended June 30, 2026 was $917,822, compared to $623,704 for the prior period ended June 30, 2025. The Company has not generated any revenues. The majority of the increase in net loss was due to an overall increase in operating expenses and non-cash expense associated with the net change in stock option expense in the current period. The estimates for stock compensation expense were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the stock options fluctuate, and the fluctuation may be material.

Results of Operations – Six months ended June 30, 2026, compared to the Six months ended June 30, 2025.

OPERATING EXPENSES

Selling and Marketing Expenses

S&M expenses increased by $2,876 to $203,447 for the six months ended June 30, 2026, compared to $200,571 for the prior period ended June 30, 2025. The primary reason for the increase in S&M expenses was due to an increase in website development offset by a decrease in ad campaigns.

General and Administrative Expenses

G&A expenses increased by $212,610 to $861,116 for the six months ended June 30, 2026, compared to $648,506 for the prior period ended June 30, 2025. The majority of the increase related to an increase in stock compensation expense for a vesting amendment and an increase in audit fees. These increases were offset by decreases to legal fees and market fees.

Research and Development

R&D expenses increased by $425,002 to $674,387 for the six months ended June 30, 2026, compared to $249,385 for the prior period ended June 30, 2025. This overall increase in R&D expenses was the result of an increase in research agreement costs, and consultant costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2026 and 2025 was $1,642 and $1,641, respectively.

Net Loss

Our net loss for the six months ended June 30, 2026 was $1,740,818, compared to $1,099,798 for the prior period ended June 30, 2025. The Company has not generated any revenues. The majority of the increase in net loss was due to an overall increase in operating expenses and non-cash expense associated with the net change in stock option expense in the current period. The estimates for stock compensation expense were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the stock options fluctuate, and the fluctuation may be material.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying unaudited condensed financial statements as of June 30, 2026, have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended June 30, 2026, we did not generate any revenues, and recognized a net loss of $1,740,818, due to a change in operating expenses and cash of $1,460,435 used in operations. As of June 30, 2026, we had working capital of $788,355 and a shareholders’ deficit of $2,643,279.

Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors, including through the use of its equity financing agreement entered into with GHS. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due and will allow the development of our core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt-financing or cause substantial dilution for our stockholders, in case of equity financing.

As of June 30, 2026, we had working capital of $788,355 compared to $1,433,163 for the year ended December 31, 2025. This decrease in working capital was due primarily to a decrease in cash.

During the six months ended June 30, 2026, we used $1,460,435 in cash for operating activities, as compared to $1,003,615 for the prior period ended June 30, 2025. The increase in the use of cash for operating activities for the current period was a result of an increase in research and development, and general and administrative costs.

There was no investing activities during the six months ended June 30, 2026 and June 30, 2025.

During the six months ended June 30, 2026, we received $763,035 in cash for financing activities as compared to $0 for the prior period ended June 30, 2025. Cash received during the current period was for shares issued through an equity financing agreement.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2025, expressed substantial doubt about our ability to continue as a going concern without additional capital becoming available. Our financial statements as of June 30, 2026, have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern, ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2026, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

NEWHYDROGEN, INC.

Date: August 3, 2026	By:	/s/ Steven Hill
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2026	By:	/s/ David Lee
Chairman, President and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

