Form 10-Q
period 2026-09-30
NewHydrogen, Inc.
filed 2026-10-28
CIK 1371128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

The number of shares of registrant’s common stock issued and outstanding as of October 27, 2026 was 1,024,362,103.

NEWHYDROGEN, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)

ASSETS
Current assets:
Cash	$301,508	$1,436,928
Prepaid expenses and other current assets	39,099	6,021
Deferred offering cost	16,476	-
Total current assets	357,083	1,442,949

Property and equipment:
Machinery and equipment	37,833	37,225
Less: accumulated depreciation	(37,181)	(36,986)
Net property and equipment	652	239

Other assets:
Patents, net of amortization of $32,491 and $30,224, respectively	12,845	15,112
Deposit	770	770
Total other assets	13,615	15,882

Total assets	$371,350	$1,459,070

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$180,055	$9,786

Total current liabilities	180,055	9,786

Mezzanine:
Series C Convertible Preferred Stock, 34,461 and 34,853 shares outstanding, respectively	3,446,113	3,485,313

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 authorized shares	-	-
Common stock, $0.0001 par value; 6,000,000,000 authorized shares 820,712,103 and 768,031,041 shares issued and outstanding, respectively	82,071	76,803
Additional paid in capital	180,065,983	178,676,658
Accumulated deficit	(183,402,872)	(180,789,490)
Total stockholders’ deficit	(3,254,818)	(2,036,029)

Total liabilities, mezzanine and stockholders’ equity	$371,350	$1,459,070

The accompanying notes are an integral part of these condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue:	$-	$-	$-	$-

Operating expenses:
Selling and marketing expenses	73,454	95,463	276,901	296,034
General and administrative expenses	439,126	281,248	1,300,242	929,754
Research and development	359,217	104,689	1,033,604	354,074
Depreciation and amortization	820	821	2,462	2,462

Total operating expenses	872,617	482,221	2,613,209	1,582,324

Loss from operations before other income (expense)	(872,617)	(482,221)	(2,613,209)	(1,582,324)

Other income (expense):
Interest income	53	125	226	430
Other expenses	-	-	(399)	-
Total other income (expense)	53	125	(173)	430

Net income (loss)	$(872,564)	$(482,096)	$(2,613,382)	$(1,581,894)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	819,505,907	719,777,338	792,675,070	709,888,042

The accompanying notes are an integral part of these condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

	Series C						Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	34,853	$3,485,313	-	$-	768,031,041	$76,803	$178,676,658	$(180,789,490)	$(2,036,029)
Stock compensation cost	-	-	-	-	-	-	140,675	-	140,675
Net loss	-	-	-	-	-	-	-	(822,996)	(822,996)
Balance, March 31, 2026	34,853	3,485,313	-	-	768,031,041	76,803	178,817,333	(181,612,486)	(2,718,350)
Issuance of common shares for equity financing at cost	-	-	-	-	46,410,339	4,641	758,394	-	763,035
Stock compensation cost	-	-	-	-	-	-	190,658	-	190,658
Cancellation of preferred shares	(392)	(39,200)	-	-	-	-	39,200	-	39,200
Net loss	-	-	-	-	-	-	-	(917,822)	(917,822)
Balance, June 30, 2026	34,461	3,446,113	-	-	814,441,380	81,444	179,805,585	(182,530,308)	(2,643,279)
Issuance of common shares for equity financing at cost	-	-	-	-	5,290,010	529	65,263	-	65,792
Shares issued for GHS commitment fee	-	-	-	-	980,713	98	16,378	-	16,476
Stock compensation cost	-	-	-	-	-	-	178,757	-	178,757
Net loss	-	-	-	-	-	-	-	(872,564)	(872,564)
Balance, September 30, 2026	34,461	$3,446,113	-	$-	820,712,103	$82,071	$180,065,983	$(183,402,872)	$(3,254,818)

Balance, December 31, 2024	34,853	$3,485,313	-	$-	704,599,512	$70,460	$176,508,484	$(177,942,547)	$(1,363,603)
Stock compensation cost	-	-	-	-	-	-	55,376	-	55,376
Net loss	-	-	-	-	-	-	-	(476,094)	(476,094)
Balance, March 31, 2025	34,853	3,485,313	-	-	704,599,512	70,460	176,563,860	(178,418,641)	(1,784,321)
Issuance of common shares for equity financing at cost	-	-	-	-	803,536	80	29,920	-	30,000
Stock compensation cost	-	-	-	-	-	-	61,151	-	61,151
Net loss	-	-	-	-	-	-	-	(623,704)	(623,704)
Balance, June 30, 2025	34,853	$3,485,313	-	-	705,403,048	70,540	176,654,931	(179,042,345)	(2,316,874)
Issuance of common shares for equity financing at cost	-	-	-	-	25,245,680	2,525	582,920	-	585,445
Stock compensation cost	-	-	-	-	-	-	63,315	-	63,315
Net loss	-	-	-	-	-	-	-	(482,096)	(482,096)
Balance, September 30, 2025	34,853	$3,485,313	-	$-	730,648,728	$73,065	$177,301,166	$(179,524,441)	$(2,150,210)

The accompanying notes are an integral part of these condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,613,382)	$(1,581,894)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,462	2,462
Non-cash stock compensation expense	510,090	179,842
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(33,078)	(13,415)
Accounts payable and accrued liabilities	170,269	(690)
Net cash provided by (used in) operating activities	(1,963,639)	(1,413,695)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(608)	-
Net cash used in investing activities	(608)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued through an equity financing agreement	828,827	615,445
Net cash provided by financing activities	828,827	615,445

Net increase (decrease) in cash	(1,135,420)	(798,250)
Cash, cash equivalents, and restricted cash - beginning of period	1,436,928	2,104,521
Cash, cash equivalents, and restricted cash - end of period	$301,508	$1,306,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Cancellation of preferred shares	$39,200	$-
Issuance of common shares for commitment fees	$16,476	$30,000

The accompanying notes are an integral part of these condensed financial statements.

NEWHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2026

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Organization

NewHydrogen, Inc. (the “Company”) was incorporated in the state of Nevada on April 24, 2006.  The Company, based in Santa Clarita, California, began operations on April 25, 2006 to develop and market Photovoltaic solar technology products.

Nature of Business

We are a developer of clean energy technologies. Our current focus is on developing a clean hydrogen production technology that uses water and heat rather than electricity to potentially produce the world’s cheapest clean hydrogen.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2026 the Company has an accumulated deficit of $183,402,872. During the nine months ended September 30, 2026 the company had a net loss of $2,613,382 and used $1,963,639 of cash from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful in obtaining additional capital.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for December 31, 2025.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2026, the cash balance in excess of the FDIC limits was $51,508. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Offering Costs

The Company pays commitment fees related to equity financing agreements (see Note 7). Commitment fees are costs directly related to an equity financing agreement and are accounted for as deferred offering costs. Deferred offering costs are initially recorded on the balance sheet and will be recognized as a reduction of additional paid-in capital on a pro-rata basis as the Company utilizes the financing facility. Should the financing facility not be utilized, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of September 30, 2026 and December 31, 2025 deferred offering costs totaled $16,476 and $0, respectively. During the nine months ended September 30, 2026 and 2025, $0 and $30,000 in deferred costs were amortized to additional paid-in capital, respectively.

The company also incurs finance fees each time they request a put through their equity financing agreements (see Note 7). Finance fees are accounted for as an offering cost and are recognized as a reduction to additional paid- in capital. During the nine months ended September 30, 2026 and 2025 clearing fees totaled $7,776 and $23,582, respectively.

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computer equipment	5 Years
Machinery and equipment	10 Years

Depreciation expense for the nine months ended September 30, 2026 and 2025 was $195 and $195, respectively. Depreciation expense for the three months ended September 30, 2026 and 2025 was $65 and $65, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary thermochemical water splitting technology and bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	September 30, 2026	December 31, 2025
Patents	15 years	$45,336	$45,336
Less accumulated amortization		(32,491)	(30,224)
		$12,845	$15,112

Remainder of 2026	$755
2027	3,022
2028	3,022
Thereafter	6,046
Total	$12,845

Amortization expense for the nine months ended September 30, 2026 and 2025 was $2,267 and $2,267, respectively. Amortization expense for the three months ended September 30, 2026 and 2025 was $756 and $756, respectively.

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company used a binomial lattice valuation model to value its stock option awards which incorporated the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $1,033,604 and $354,074 for the nine months ended September 30, 2026 and 2025, respectively and $359,217 and $104,689 for the three months ended September 30, 2026 and 2025, respectively.

Advertising and Marketing

The Company expenses the cost of advertising and promotional materials when incurred. The advertising and marketing costs were $276,901 and $296,034 for the nine months ended September 30, 2026 and 2025, respectively and $73,454 and $95,463 for the three months ended September 30, 2026 and 2025, respectively.

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

Due to the net loss for the three and nine months ended September 30, 2026 and 2025, basic and diluted income per share were the same, as all securities had an anti-dilutive effect. The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share for the three months ended September 30, 2026 and 2025, as their inclusion would be anti-dilutive.

	September 30, 2026	September 30, 2025
Weighted average options to purchase common stock	567,500,000	565,000,000
Weighted average warrants to purchase common stock	5,000,000	228,958,334

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share for the nine months ended September 30, 2026 and 2025, as their inclusion would be anti-dilutive.

	September 30, 2026	September 30, 2025
Weighted average options to purchase common stock	566,666,667	565,000,000
Weighted average warrants to purchase common stock	61,501,832	228,958,334

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2026, the amounts reported for cash, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of September 30, 2026, there were no financial instruments to report.

Recently Issued Accounting Pronouncements

The Company considers all new pronouncements and management has determined that there have been no recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

3. PREFERRED STOCK

As of September 30, 2026, the Company had 34,461 shares of Series C Preferred Stock outstanding with a fair value of $3,446,113, and a stated face value of one hundred dollars ($100) per share which are convertible into shares of fully paid and non-assessable shares of common stock of the Company. The holder of the Series C preferred stocks is entitled to receive dividends pari passu with the holders of common stock. Upon any liquidation, dissolution or winding up of the Company, the holder of each outstanding share of Series C Preferred Stock is entitled to receive, before any payment is made to holders of common stock, an amount equal to one hundred dollars ($100) per share, plus all declared and unpaid dividends thereon, with any remaining assets distributed to holders of common stock. A sale of all or substantially all of the Company’s assets, a merger or consolidation resulting in a change of control of more than fifty percent (50%) of the Company’s voting power, or a similar reorganization is deemed a liquidation, dissolutions or winding up for this purpose. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.0014 and has no voting rights.

During the nine months ended September 30, 2026, 392 shares of Series C Preferred Stock with a stated value of $39,200 were cancelled.

The Series C Preferred Stock has been classified under mezzanine financing, a hybrid of debt and equity financing that gives a lender the right to convert debt to an equity interest in a company in case of default, generally, after venture capital companies and other senior lenders are paid.

4. COMMON STOCK

On May 2, 2025 the Company entered into an equity financing agreement (“2025 Finance Agreement”) with an investor, pursuant to which the investor may purchase up to $3,000,000 worth of common stock (see Note 7).

On September 8, 2026 the Company entered into an equity financing agreement (“2026 Finance Agreement”) with the same investor, which provides for the purchase by the investor of up to $3,000,000 worth of common stock (see Note 7).

On September 8, 2026 the Company issued 980,713 shares of common stock totaling $16,476 for equity commitment fees related to the 2026 Finance Agreement. These shares were valued at a market price of $0.0168. These shares were recorded as a deferred offering cost (see Note 2).

During the nine months ended September 30, 2026 the Company issued an aggregate of 51,700,349 shares of common stock for $836,593 under the 2025 Finance Agreement at prices ranging from $0.012-$0.019, pursuant to put notices sent to the investor. Finance costs of $7,766 were deducted from the gross proceeds, leaving net proceeds of $828,827 (see Note 2).

On May 2, 2025 the Company issued 803,536 shares of common stock at a price of $0.037 for a total of $30,000 for equity commitment fees related to the 2025 Finance Agreement.

During the nine months ended September 30, 2025 the Company issued an aggregate of 25,245,680 shares of common stock for $639,027 under the 2025 Finance Agreement at prices ranging from $0.019-$0.031, pursuant to put notices sent to the investor. Finance costs of $23,582 were deducted from the gross proceeds, leaving net proceeds of $615,445 (see Note 2).

As of September 30, 2026 and December 31, 2025 820,712,103 and 768,031,041 shares were outstanding, respectively.

5. STOCK OPTIONS AND WARRANTS

Stock Options

The 2022 Incentive Plan authorizes a variety of incentive equity awards consisting of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, and reserves for issuance up to 500,000,000 shares of the Company’s common stock.

Transactions involving stock options are summarized as follows:

			Weighted
			Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at December 31, 2025	565,000,000	$0.019	$0.005
Granted	2,500,000	$0.018	$0.018
Canceled/Expired	-	$-	$-
Exercised	-	$-	$-
Options outstanding at September 30, 2026	567,500,000	$0.019	$0.005

Details of our options outstanding as of September 30, 2026, are as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
523,055,536	0.019	2.15	2.82

On April 1, 2026, the Company granted 2,500,000 non-qualified stock options to a consultant. The options have an exercise price of $0.018, expire on the tenth anniversary of the grant date, and vest 69,444 options per month over a 35-month period from the grant date and the remaining 69,460 options vest at the end of the 36-month.

Total stock compensation expense related to our outstanding stock options for the nine months ended September 30, 2026, and 2025, was $510,090 and $179,842, respectively. As of September 30, 2026, there was $534,536 of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.41 years.

The Company uses the binomial lattice valuation model to value option grants. The binomial lattice valuation model requires the use of these assumptions to determine the fair value of the stock-based awards. The Company uses management’s best estimates, which include the awards expected term, the fair value of the common stock, the expected volatility of the price of the common stock, the risk-free interest rate, and the expected dividend yield of the common stock. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company has based its expected term on the simplified method available under U.S. GAAP.

Warrants

Transactions involving our warrants are summarized as follows:

			Weighted
			Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Warrants	Exercise Price	Fair Value
Warrants outstanding at December 31, 2025	228,958,334	$0.048	$0.079
Granted	-	$-	$-
Canceled/Expired	(223,958,334)	$0.049	$0.080
Exercised	-	$-	$-
Warrants outstanding at September 30, 2026	5,000,000	$0.026	$0.022

Details of our warrants outstanding as of September 30, 2026, are as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
5,000,000	0.45

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

As of September 30, 2026, there were no legal proceedings against the Company.

7. EQUITY FINANCING AGREEMENT

On May 2, 2025, the Company entered into an equity financing agreement (“2025 Financing Agreement”) with GHS pursuant to which GHS has agreed to provide up to three million dollars ($3,000,000) upon effectiveness of a registration statement on Form S-1. The Company filed the registration statement with the SEC on May 19, 2025, which was declared effective on May 30, 2025. Following effectiveness of the registration statement, the Company shall have the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed two hundred percent (200%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the 2025 Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to ninety-two- and one-half percent (92.5%) of the lowest traded price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS and one hundred twelve and one-half percent (112.5%) of the put amount shall be delivered in shares in each particular put. No put will be made in an amount greater than $500,000. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $3,000,000 worth of put shares. As consideration for the financing, the company issued 803,536 shares for a commitment fee. These shares were valued using a price of $0.037 per share for a total of $30,000 and were accounted for as a deferred offering cost (see Note 2 and 4).

On September 8, 2026, we entered into an additional equity financing agreement with GHS (“2026 Financing Agreement”). Pursuant to the 2026 Financing Agreement, the Company has the right, in its sole discretion, subject to the conditions and limitations in the GHS Financing Agreement, to direct GHS, by delivery of a put notice from time to time (a “Put Notice”) to purchase (each, a “Purchase”) over the period ending twenty-four (24) months after the date the Financing Agreement, a minimum of $10,000 and up to a maximum of one million dollars ($1,000,000). The maximum dollar amount of each Put shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s common stock during the ten trading days preceding the date the Company delivers a Put Notice to GHS; or (2) one million dollars ($1,000,000), provided that the parties may agree to waive such limitations. The aggregate value of Purchase Shares sold to GHS may not exceed $3,000,000 (the “Commitment Amount”). Each Put Notice will set forth the Purchase Price and number of Purchase Shares in accordance with the terms of the GHS Financing Agreement. The number of Purchase Shares the Company will issue under each Purchase will be equal to 112.5% of the Purchase Amount sold under such Purchase, divided by the Purchase Price per share (as defined under the GHS Financing Agreement). The Purchase Price is defined as 92.5% of the Market Price. Following an up-list to the NASDAQ or any equivalent national exchange by the Company, the Purchase Price shall mean 95% of the lowest volume weighted average price during the Pricing Period, subject to a floor of $5.00 (“floor”) below which Floor the Company shall not deliver a Put. The Pricing Period is the ten consecutive trading days immediately preceding, but not including, the date a Put Notice is delivered. The GHS Financing Agreement prohibits the Company from directing GHS to purchase any shares of common stock if those shares, when aggregated with all other shares of the Company’s common stock then beneficially owned by GHS and its affiliates, would result in GHS and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of the Company’s common stock. As consideration for the financing, 980,713 shares of common stock were issued to GHS as commitment shares representing 0.5% of the Commitment Amount calculated at a price equal to 95% of the volume weighted average price on the trading day preceding the execution of the GHS Financing Agreement. These shares were valued using the market price of $0.0168 per share for a total of $16,476 and were accounted for as a deferred offering cost (see Note 2 and 4).

8. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has no subsequent events to report except as described herein.

On October 8, 2026, the Company amended its Option Agreement with The Regents of the University of California, to extend through November 30, 2027. Under the amended agreement, an option execution fee of $10,000 is due on or before December 31, 2026.

On October 14, 2026, the Company amended its Research Agreement with The Regents of the University of California, on behalf of its Santa Barbara Campus to extend through November 30, 2027. Under the amended agreement, the Company’s total cost under the agreement shall not exceed $2,330,038.

On October 21, 2026, the Company entered into an agreement with Green Investment Strategies, LLC to cancel and terminate the warrant for 5,000,000 shares of Common Stock.

On October 23, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with SunHydrogen, Inc., a Nevada corporation (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser (i) 203,650,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, at a purchase price of $0.01473 per share, and (ii) a Common Stock purchase warrant (the “Warrant”) to purchase up to 407,300,000 shares of Common Stock. The aggregate purchase price for the Shares and the Warrant was $2,999,764.50. The transaction closed on October 26, 2026.

The Warrant is exercisable for cash immediately upon issuance at an exercise price of $0.016203 per share and expires on October 23, 2031. Upon certain fundamental transactions, the holder may require the Company or any successor entity to purchase the unexercised portion of the Warrant for an amount equal to its Black Scholes Value (as defined in the Warrant).

The Purchase Agreement contains customary representations, warranties, covenants and indemnification obligations. The Company intends to use the net proceeds for general corporate purposes, including working capital.

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

Overview

We are a developer of clean energy technologies. Our current focus is on developing a thermochemical clean hydrogen production technology to lower the cost of clean hydrogen production.

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

Currently, the most common method of making clean hydrogen is to split water into oxygen and hydrogen with an electrolyzer using clean electricity produced from solar or wind. However, clean electricity is and always will be very expensive. It currently accounts for 73% of the cost of clean hydrogen. By using heat directly, we can skip the expensive process of making electricity, and fundamentally lower the cost of clean hydrogen. Inexpensive heat can be obtained from concentrated solar, geothermal, nuclear reactors and industrial waste heat for use in our novel low-cost thermochemical water splitting process. Working with a world class research team at UC Santa Barbara, our goal is to help usher in the clean hydrogen economy that Goldman Sachs (in a 2022 report) estimated to have a future market value of $12 trillion.

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

Results of Operations – Three months ended September 30, 2026, compared to the Three months ended September 30, 2025.

OPERATING EXPENSES

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses decreased by $22,009 to $73,454 for the three months ended September 30, 2026, compared to $95,463 for the prior period ended September 30, 2025. The primary reason for the decrease in S&M expenses was due to a decrease in ad campaigns offset by an increase in website development.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $157,878 to $439,126 for the three months ended September 30, 2026, compared to $281,248 for the prior period ended September 30, 2025. The majority of the increase related to increased stock option expense for a vesting amendment, increased legal and accounting fees.

Research and Development

Research and Development (“R&D”) expenses increased by $254,528 to $359,217 for the three months ended September 30, 2026, compared to $104,689 for the prior period ended September 30, 2025. This overall increase in R&D expenses was the result of an increase in research agreement costs, and consultant costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2026 and 2025 was $820 and $821, respectively.

Net Loss

Our net loss for the three months ended September 30, 2026 was $872,564, compared to $482,096 for the prior period ended September 30, 2025. The Company has not generated any revenues. The majority of the increase in net loss was due to an overall increase in operating expenses and non-cash expense associated with the net change in stock option expense in the current period. The estimates for stock compensation expense were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the stock options fluctuate, and the fluctuation may be material.

Results of Operations – Nine months ended September 30, 2026, compared to the Nine months ended September 30, 2025.

OPERATING EXPENSES

Selling and Marketing Expenses

S&M expenses decreased by $19,133 to $276,901 for the nine months ended September 30, 2026, compared to $296,034 for the prior period ended September 30, 2025. The primary reason for the decrease in S&M expenses was due to a decrease in ad campaigns offset by an increase in website development.

General and Administrative Expenses

G&A expenses increased by $370,488 to $1,300,242 for the nine months ended September 30, 2026, compared to $929,754 for the prior period ended September 30, 2025. The majority of the increase related to an increase in stock compensation expense for a vesting amendment and an increase in accounting and legal fees. These increases were offset by a decrease to market fees.

Research and Development

R&D expenses increased by $679,530 to $1,033,604 for the nine months ended September 30, 2026, compared to $354,074 for the prior period ended September 30, 2025. This overall increase in R&D expenses was the result of an increase in research agreement costs, and consultant costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2026 and 2025 was $2,462 and $2,462, respectively.

Net Loss

Our net loss for the nine months ended September 30, 2026 was $2,613,382, compared to $1,581,894 for the prior period ended September 30, 2025. The Company has not generated any revenues. The majority of the increase in net loss was due to an overall increase in operating expenses and non-cash expense associated with the net change in stock option expense in the current period. The estimates for stock compensation expense were based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the stock options fluctuate, and the fluctuation may be material.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying unaudited condensed financial statements as of September 30, 2026, have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended September 30, 2026 we recognized a net loss of $2,613,382, and $1,963,639 of cash was used in operations. As of September 30, 2026, we had working capital of $177,028 and a shareholders’ deficit of $3,254,818.

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

As of September 30, 2026, we had working capital of $177,028 compared to $1,433,163 for the year ended December 31, 2025. This decrease in working capital was due primarily to a decrease in cash and an increase in accounts payable.

During the nine months ended September 30, 2026, we used $1,963,639 in cash for operating activities, as compared to $1,413,695 for the prior period ended September 30, 2025. The increase in the use of cash for operating activities for the current period was a result of an increase in research and development, and general and administrative costs.

During the nine months ended September 30, 2026, the Company used $608 in cash for investing activities as compared to $0 for the prior period ended September 30, 2025. The increase relates to purchase of fixed assets.

During the nine months ended September 30, 2026, we received $828,827 in cash for financing activities as compared to $615,445 for the prior period ended September 30, 2025. Cash received during both periods was for shares issued through an equity financing agreement.

Due to the Company not yet generating any significant revenue, recurring net losses, negative cashflows from operating activities and an accumulated deficit, management believes there is substantial doubt about the Company’s ability to continue as a going concern without additional capital. Our financial statements as of September 30, 2026, have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern, ultimately is dependent upon our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in the development of clean energy technologies to lower the cost of producing clean hydrogen. The Company’s current focus is on developing ThermoLoop®™, a breakthrough technology that uses water and heat rather than electricity to potentially produce the world’s lowest cost clean hydrogen.

Our plan of operation within the next twelve months is to utilize our cash balances and additional cash investment received during Q4 2026 to maintain the existing ThermoLoop®™ technology development program at UCSB.

We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during Q4 2027, based upon its current operating plan and condition. We do not expect increased expenses until Q4 2027 when we ramp up commercialization efforts related to our thermochemical water splitting technology.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and acting chief financial officer concluded as of September 30, 2026, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

NEWHYDROGEN, INC.

Date: October 28, 2026	By:	/s/ Steven Hill
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2026	By:	/s/ David Lee
Chairman, President and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

